Form 10-K
period 2009-12-31
KMP Futures Fund I LLC
filed 2010-03-25
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-53816

KMP FUTURES FUND I LLC

(Exact name of Registrant as specified in its charter)

Delaware	13-7075398
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(914) 307-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Liability Company Interests

(Title of class)

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The value of Interests in the Registrant as of June 30, 2009 was $27,432,385.

As of March 1, 2010, 1,319 investors each had an Interest in the Registrant.

KMP FUTURES FUND I LLC

(a Delaware Business Trust)

PART I

Item 1.	Business

General

KMP Futures Fund I LLC, formerly known as WCM Pool LLC (“Registrant”) prior to its change in name effective November 2, 2009, is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Registrant will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Registrant was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Registrant is December 31.

Going into December 31, 2009, the Registrant consisted of four members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Registrant. Member DFT I and Member FST have been members of the Registrant since 2007. Diversified Futures Fund L.P. (“Member DFF LP”), also a member of the Registrant beginning in 2007, redeemed all of its membership interests in the Registrant and terminated its fund operations as of December 31, 2008. Kenmar Global Trust (“Member KGT”) was a member of the Registrant from 2007 to September 2009. Effective September 30, 2009, Member KGT fully redeemed from the Registrant.

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve the Members effective close of business on December 31, 2009. Preferred also converted the Registrant from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Registrant. Investors in the Members who elected not to redeem their interest at December 31, 2009 received a pro rata distribution of their Interest in the Registrant on December 31, 2009 and replaced it with a direct ownership Interest in the Registrant beginning January 1, 2010. Each Member filed with the SEC on January 5, 2010 to de-register its interests under Section 12(g) of the Securities Exchange Act of 1934. The Members will no longer be subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

Upon effectiveness of its registration statement with the SEC, the Registrant is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Registrant is subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

Registrant’s Objectives

Registrant’s objectives are:

•	Significant profits over time;

•	Performance volatility commensurate with profit potential;

•	Controlled risk of loss; and

•

Diversification within a traditional portfolio, typically consisting entirely of “long” equity and debt positions and reduced dependence on a single nation’s economy, by accessing global financial, commodity and other non-financial futures markets.

Registrant’s potential for aggressive capital growth arises from the profit possibilities offered by the global futures, forward and options markets and the skills of the professional trading organization(s) selected to manage the assets of Registrant. The fact that Registrant can profit from both rising and falling markets adds an element of profit potential that is not present in long-only strategies. However, Registrant can also incur losses from both rising and falling markets that adds to the risk of loss. In addition to its profit potential and risk of loss, Registrant also could help reduce the overall volatility, or risk, of a portfolio. By investing in markets that operate independently from U.S. stock and bond markets (and therefore, may be considered as non-correlated), Registrant may provide positive returns even when U.S. stock and bond markets are experiencing flat to negative performance and may provide negative returns even when U.S. stock and bond markets are experiencing flat to positive performance. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between Registrant and U.S. stock and bond markets.

The managing member makes no guarantee that the investment objectives for Registrant will be achieved.

Past performance is not necessarily indicative of future results.

The Managing Member and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Member”). Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred is the managing owner of each of the Registrant’s Members, is the Managing Member of the Registrant, and has been delegated administrative authority over the operations of the Registrant.

The Managing Member’s predecessor and affiliates have been sponsoring and managing single- and multi-advisor funds for over two decades. The principal office of Registrant is c/o Kenmar Preferred Investments Corp., 900 King Street, Suite 100, Rye Brook, New York 10573. The telephone number of Registrant and the Managing Member is (914) 307-7000.

The Managing Member has substantial experience in selecting and monitoring trading advisors, asset allocation and overall portfolio design using quantitative and qualitative methods. Winton Capital Management LLC (the “Trading Advisor” or “Winton”) implements a proprietary strategy in the markets of its choice. Registrant has access to global futures, forward (including interbank foreign currencies) and options trading with the ability rapidly to deploy and redeploy its capital across different sectors of the global economy.

In addition to selecting the Trading Advisor, the Managing Member monitors the trading activity and performance of the Trading Advisor and adjusts the overall leverage at which Registrant trades. The commitment of Registrant to the Trading Advisor may exceed 100% of Registrant’s total equity if the Managing Member decides to strategically allocate notional equity to such Trading Advisor(s). This may result in increased profits or larger losses than would otherwise result. There likely will be periods in the markets during which it is unlikely that the Trading Advisor will be profitable. By having the ability to leverage Registrant’s market commitment to below its actual equity during such periods, the Managing Member could help preserve capital while awaiting more favorable market cycles. The Managing Member currently does not intend to use notional equity.

In addition to monitoring the trading and performance of the Trading Advisor, the Managing Member also performs ongoing due diligence with respect to the Trading Advisor. If the Managing Member determines that the Trading Advisor has departed from its program or stated trading methodology or has exceeded its stated risk parameters, the Managing Member, on behalf of Registrant, will take such actions as it deems appropriate, which may include terminating the Trading Advisor. Similarly, if the Managing Member’s ongoing due diligence leads the Managing Member to determine that it is in the best interests of Registrant to add an additional trading advisor, it will do so in its sole discretion. If the Managing Member concludes, based upon its perception of market or economic conditions, that it is appropriate to allocate assets of Registrant to a different trading program run by the Trading Advisor, it will do so. The Managing Member may select a replacement if the Trading Advisor resigns or is terminated, or may select additional advisors at its discretion.

The Trading Advisor

Trading for Registrant is directed by the Trading Advisor pursuant to its Diversified Program. The Diversified Program employs a computer-based system to engage in the speculative trading of approximately 120 international futures, options and forwards markets, government securities such as bonds, as well as certain over the counter, or OTC, instruments, which may include foreign exchange and interest rate forward contracts and swaps. In this document, the contracts and products in which Winton trades are referred to generally as “Financial Instruments.”

The Trading Advisor was founded on the principle that robust statistical research provides the richest and most reliable source of information on market behavior. Consistent with this belief, Winton has invested heavily in research in an ongoing effort to refine, improve and further develop its statistical and mathematical models and trading procedures and methods. Trading Advisor’s eleven year track record has been achieved during several periods of high volatility and some difficult market conditions.

Background of Winton and its Trading and Operational Principals

Winton Capital Management LLC, a limited liability company registered in England and Wales, became registered with the CFTC as a commodity trading advisor, or CTA, in January 1998 and as a commodity pool operator in December 1998. It is also a member of the NFA and is authorized and regulated by the Financial Services Authority in the United Kingdom, or the FSA.

Winton has its principal office and maintains all books and records at 1-5 St. Mary Abbot’s Place, London W8 6LS, United Kingdom. Its telephone number is 011-44-20-7610-5350 and its telefax number is 011-44-20-7610-5301.

Winton’s principals are David W. Harding, Martin J. Hunt, Anthony H. Daniell, Gurpreet Jauhal, Matthew Beddall, Rajeev Patel, Osman Murgian and two of his family-owned companies, Amur (Jersey) Limited and Samur (Jersey) Limited.

Overview of the Winton Diversified Trading Program

The investment objective of the Diversified Program is to achieve long-term capital appreciation through compound growth. This goal is achieved by pursuing a diversified trading scheme that does not rely upon favorable conditions in any particular market, nor on market direction.

The Diversified Program seeks to combine highly liquid Financial Instruments offering positive but low Sharpe ratios (meaning that profits have been achieved with a certain level of risk) and generally low correlation over the long term to other markets such as equities and fixed income.

The Diversified Program tracks approximately 120 diversified, highly liquid Financial Instruments. At any point in time, it may be holding long or short positions or hold no position at all in each of the markets it follows. Currently, the Diversified Program’s portfolio consists mainly of positions in the following futures markets: stock indices; bonds; short-term interest rates; currencies; precious and base metals; grains; livestock; energy and agricultural products. In addition, the Diversified Program may trade in certain OTC instruments, such as, but not limited to, forward contracts on foreign exchange and interest rates and swaps. In addition, the Diversified Program may trade in government securities such as bonds and other similar instruments. Through its research initiatives, Winton is constantly looking for new opportunities to add eligible markets to the portfolio, thus further increasing the portfolio’s diversification.

The Futures Clearing Broker

UBS Securities LLC serves as futures clearing broker to Registrant. In its capacity as futures clearing broker, UBS Securities executes and clears Registrant’s futures and options transactions and performs certain administrative services for Registrant.

The Foreign Exchange Prime Broker

UBS AG Inc. serves as foreign exchange prime broker to Registrant. In its capacity as foreign exchange prime broker, UBS AG clears Registrant’s foreign exchange forward transactions and performs certain administrative services for Registrant.

The Administrator

Spectrum Global Fund Administration, L.L.C., a Delaware limited liability company located at 33 West Monroe – Suite 1000, Chicago, IL, USA, 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240. (the “Administrator”), is the administrator of Registrant and provides certain administration and accounting services pursuant to the terms of a Services Agreement with Registrant dated as of May 23, 2007. The Administrator performs or supervises the performance of services necessary for the operation and administration of Registrant (other than making investment decisions), including administrative and accounting services. Spectrum also calculates Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

Fees and Expenses

Management Fee

Beginning January 1, 2010, Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6% (6% per annum) of the Net Asset Value (defined below) of Registrant as of the beginning of the month.

“Net Asset Value” is the total assets in Registrant less total liabilities of Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

Trading Advisor’s Fees

Registrant pays the Trading Advisor a monthly management fee in arrears equal to 1/12 of 2.00% (2.00% per annum) of the assets under management of the Trading Advisor at the end of each month.

Registrant pays the Trading Advisor an incentive fee equal to 20% of the New High Net Trading Profits (defined below) generated by the Trading Advisor, including realized and unrealized gains and losses, as of the close of business on the last day of each calendar quarter. The incentive fees will be paid quarterly in arrears.

“New High Net Trading Profits” (for purposes of calculating an Trading Advisor’s incentive fees) will be computed as the close of business of the last day of each calendar quarter, or the Incentive Measurement Date, and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of Registrant or the date the Trading Advisor commenced trading activities for Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

New High Net Trading Profits will be generated only to the extent that the cumulative New High Net Trading Profits achieved by the Trading Advisor exceed the highest level of cumulative New High Net Trading Profits achieved by such Trading Advisor as of a previous Incentive Measurement Date. Except as set forth below, net losses from prior quarters must be recouped before New High Net Trading Profits can again be generated.

If a withdrawal or distribution occurs or if the Trading Advisory Agreement is terminated at any date that is not an Incentive Measurement Date, the date of the withdrawal or distribution or termination will be treated as if it were an Incentive Measurement Date. New High Net Trading Profits for an Incentive Measurement Period shall exclude capital contributions allocated to the Trading Advisor in an Incentive Measurement Period, distributions or redemptions paid or payable from the Trading Advisor’s account during an Incentive Measurement Period and any loss carry-forward attributable to the Trading Advisor will be reduced in the same proportion that the value of the assets allocated away from the Trading Advisor comprises of the value of the assets allocated to the Trading Advisor prior to such allocation away from the Trading Advisor). In calculating New High Net Trading Profits, incentive fees paid for a previous Incentive Measurement Period will not reduce cumulative New High Net Trading Profits in subsequent periods.

Through December 31, 2009, the Trading Advisor’s incentive fee is calculated at the Member level. Beginning January 1, 2010, the Trading Advisor’s incentive fee will be calculated at the Registrant level. The Managing Member has determined that any difference in each Member’s loss carryforward in Registrant as of December 31, 2009 will be immaterial. As such, to reduce administrative costs, the Managing Member has determined to allocate the loss carryforward equally based on each Member’s pro rata interest in Registrant as of December 31, 2009.

Brokerage Commissions and Fees

Registrant pays to the clearing brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with Registrant’s trading activities. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

Routine Operational, Administrative and Other Ordinary Expenses

Registrant pays all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Member on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant), (ii) expenses associated with the continued offering of its Interests, which include but are not limited to expenses enumerated in (i), as well as printing, solicitation and other related expenses, (iii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of Registrant, Registrant’s pro rata share of the expenses of any Access Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Access Funds, (iv) operational and overhead expenses of Registrant, including but not limited to, photocopying, postage, and telephone expenses, (v) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (vi) Registrant meetings and preparing, printing and mailing of proxy statements and reports to Members, (vii) client relations and services, and (viii) computer equipment, system maintenance and other technology-related expenses.

Extraordinary Fees and Expenses

Registrant pays all its extraordinary fees and expenses, if any, and its allocable portion of all extraordinary fees and expenses of Registrant generally, if any, as determined by the Managing Member. Extraordinary fees and expenses are fees and expenses that are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Extraordinary fees and expenses shall also include material expenses that are not currently anticipated obligations of Registrant or of managed futures funds in general, such as the payment of partnership taxes or governmental fees associated with payment of such taxes. Routine operational, administrative and other ordinary expenses will not be deemed extraordinary expenses. Any fees and expenses imposed on Registrant due to the status of an individual shall be paid by such individual or Registrant, not the Managing Member.

Expense Cap

Beginning January 1, 2010, brokerage commissions and fees, routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s) and extraordinary fees and expenses, are limited to 1.5% of average Net Asset Value per annum. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

Redemption Charge

There is no redemption charge in respect of full or partial redemption of Interests.

Competition

Registrant competes with other private and publicly offered commodity pools, as well as other alternative investments such as REITs and oil and gas limited partnerships and hedge funds. Registrant operates in a competitive environment in which it faces several forms of competition, including, without limitation:

•	Registrant competes with other commodity pools and other investment vehicles for investors.

•	The Trading Advisor may compete with other traders in the markets in establishing or liquidating positions on behalf of Registrant.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of December 31, 2009, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

ITEM 1A.	RISK FACTORS

(1)	You Should Not Rely on Past Performance

The commodity trading advisor selected by the Managing Member to manage the assets of Registrant has a performance history through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely on the Trading Advisor’s or the Managing Member’s performance record to date for predictive purposes. You should not assume that the Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for Registrant that is comparable to the Trading Advisor’s or to the Managing Member’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records.

Because you and other investors will acquire and redeem Interests at different times, you may experience a loss on your Interest even though Registrant as a whole is profitable and even though other investors in Registrant experience a profit. The past performance of Registrant may not be representative of your investment experience in it.

Registrant has a limited operating history upon which to evaluate your investment. Although past performance is not necessarily indicative of future results, if Registrant had a material amount of performance history, such performance history might provide you with more information on which to evaluate an investment in Registrant. Because Registrant has no material performance history, you will have to make your decision to invest in Registrant without such information.

(2)	Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in Registrant.

(3)	Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause Registrant to Incur Substantial Losses

The markets in which Registrant trades are speculative, highly leveraged and involve a high degree of risk. The Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that Registrant will not incur such losses.

Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for Registrant. Market volatility will increase the potential for large losses. Market volatility and leverage mean that Registrant could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

In addition to the leveraged trading described above, the Managing Member has the ability to further increase the leverage of Registrant by allocating notional equity to the Trading Advisor (in a maximum amount of up to 20% of Net Asset Value), which would then permit the Trading Advisor to trade the account of Registrant as if more equity were committed to such accounts than is, in fact, the case.

(4)	High Leverage Embodied in Futures Trading May Exacerbate Losses

There is no limit on the amount of leverage that Registrant may use or that the Trading Advisor may use for Registrant pursuant to the Diversified Program. The low margin deposits normally required in futures trading (typically between 2% and 15% of the value of the contract purchased or sold) permit an extremely high degree of leverage. Accordingly, a relatively small price movement in a contract may result in immediate and substantial losses to the investor. For example, if at the time of purchase 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of the contract would, if the contract is then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions. A decrease of more than 10% would result in a loss of more than the total margin deposit and trigger a margin call. Thus, like other leveraged investments, any trade may result in losses in excess of the amount invested.

Futures margin differs in important ways from the term as used in the securities industry. Futures margin represents a good faith deposit made by both the buyer and seller of the futures contract that they will perform as required by the terms of the contract. In contrast, stock margin represents a borrowing from the broker to enable the buyer to pay the full price of his purchase on the settlement date. This borrowing necessitates the payment of interest at a rate that may rise if credit becomes tight or may compel the borrower to sell his or its investment prematurely if the lender experiences a financial crisis and can no longer extend credit. Neither of these risks occurs with futures margin which is typically not borrowed.

(5)	Trading in Options on Futures

Although successful options trading requires many of the same skills required for successful futures trading, the risks involved may be somewhat different. Options trading may be restricted in the event that trading in the underlying futures contract becomes restricted, and options trading may itself be illiquid at times, irrespective of the condition of the market in the underlying future, making it difficult to offset (i.e., liquidate) an option position. In addition, the purchaser of an option is subject to the risk of losing his entire premium. An option writer (or seller of the option) is subject to a potentially unlimited risk if he does not own the underlying future at the time he sells a call option and must purchase the future in a rising market if the option is exercised.

(6)	Because Registrant Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers while Registrant trades unprofitably.

(7)	Market Conditions May Impair Profitability

The trading systems used by the Trading Advisor is a technical, trend-following method. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of the Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisor’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

(8)	Trading is Not Transparent

The trading decisions in respect of Registrant are made the Trading Advisor. While the Managing Member receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Members and Registrant’s trading results are reported to the Members monthly. Accordingly, an investment in Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. The Managing Member may (but is under no obligation to) provide estimated daily or weekly values to Members.

(9)	Registrant is subject to Speculative Position Limits

The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain futures interest contracts that may be held or controlled by any one person or group. Therefore, the Trading Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of Registrant.

(10)	Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Periods of illiquidity have occurred from time-to-time in the past, such as in connection with Russia’s default on its sovereign debt in 1998. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Trading Advisor will be able to do so.

There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which the Trading Advisor is expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of over-the-counter instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and Registrant will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

(11)	Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will generally rely to some degree on judgmental decisions concerning, for example, what markets to follow and commodities to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular commodity. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader’s primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses.

The program utilized by the Trading Advisor is a systematic trading strategy.

(12)	Competition with Other Technical and Trend-Following Traders

The Trading Advisor’s trading system incorporates technical analysis and trend-following, two trading methods that have gained increasing popularity among advisors. The significant growth in the number of such traders has translated into greater competition for the Trading Advisor in identifying and executing orders promptly to take advantage of profitable opportunities in the markets. Furthermore, the number of traders competing in the same market has the effect of decreasing the profit available in each trade as demand pushes up the price of a long contract and pushes down the price of a short contract.

(13)	Other Limitations on Technical Analysis

The profitability of technical analysis generally depends upon the accurate forecasting of major price moves or trends in prices. However, there is no assurance that trends will develop in the markets followed by the Trading Advisor or that they will be forecast accurately. Furthermore, on occasion fundamental rather than technical factors may drive prices. A strict reliance on technical analysis may cause the Trading Advisor to misperceive the factors motivating market behavior.

(14)	Non-Discretionary Versus Discretionary Systems

The Diversified Program follows a primarily non-discretionary system. This means that trading signals are automatically generated by its models and, except in extreme situations, are followed to the letter. The Trading Advisor has found that the absence of discretion promotes greater consistency in performance and lessens the opportunity for less reliable anecdotal evidence and personal judgment to influence decision-making. In unusual market situations, the Trading Advisor reserves the right to deviate from its automatic system. This raises the possibility that the Trading Advisor may misinterpret when an unusual market situation has occurred and take actions that cause rather than prevent losses.

(15)	The Limits of a Research-Based System

A unique aspect of the Trading Advisor’s approach to trading is its heavy emphasis on research. Over half of its employees devote some or all of their time to identifying nuances in market patterns, rigorously testing hypotheses and refining models in order to give an edge to the Diversified Program’s trading system. However, research is generally linked to what has occurred in the past. To the extent a market deviates from its accustomed response to an event or the event itself is unusual, extreme or never before experienced by the market, the value of a research-based methodology will lessen. The clearest recent example is the subprime market fiasco beginning in mid-2007 which continues to produce an adverse impact on financial institutions and markets to a degree never before seen or even anticipated.

The constant evolution of markets represents a second factor influencing the benefits of a research-based system of trading. Unexpected price jumps have accompanied the transition from floor based to all-electronic markets. New contract rules and new market participants, both hedgers and speculators, have also impacted the way markets act and react. These changes are not easily discerned until an identifiable pattern forms. The Trading Advisor has concluded that the value of its research efforts far outweighs any limitations. However these limitations must be acknowledged.

(16)	The Limits of Risk Management Systems

A carefully designed and executed risk management system is critical to the success of any trading method. With this in mind, the Trading Advisor has approached the management of risk from many different perspectives. Nevertheless, risk management is not the same as eliminating risk. It is virtually impossible to eliminate risk whereas lowering risk may be possible in most situations. Accordingly, the Trading Advisor believes that it will continue to experience monthly, quarterly and even annual drawdowns despite its highly developed system of risk management.

(17)	Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures and foreign exchange generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, Registrant can be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Interests and Registrant may have no gains to offset your losses from other investments.

(18)	Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

The Trading Advisor may engage in some or all of its trading on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, Registrant will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on foreign exchanges is also subject to the risk of exchange controls, expropriation, excessive taxation or government disruption. Investors could incur substantial losses from trading on foreign exchanges by Registrant to which such investors would not have been subject had the Trading Advisor limited its trading to U.S. markets.

(19)	Failure or Lack of Segregation of Assets May Increase Losses

The CEA requires a futures commission merchant (“FCM”) or clearing broker, to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to Registrant (for example, Treasury bills deposited by Registrant with the clearing broker as margin) was held by the clearing broker. The clearing broker has been the subject of certain regulatory and private causes of action.

In the event of the FCM’s, bankruptcy, Registrant may recover a pro-rata share or none of its assets.

(20)	Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the CEA and are not obligated to segregate customer assets. As a result, Members do not have such basic protections with respect to the trading in forward contracts by Registrant. This lack of regulation in these markets could expose Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties.

Registrant also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case Registrant could suffer significant losses on these contracts.

(21)	Possible FCM Failure

Under CFTC regulations, FCMs are required to maintain clients’ assets in a segregated account. If a Diversified Program client’s FCM fails to do so, the client may be subject to a risk of loss of Registrants on deposit with the client’s FCM in the event of its bankruptcy. In addition, under certain circumstances, such as the inability of another client of the FCM or the FCM itself to satisfy substantial deficiencies in such other client’s account, a client may be subject to a risk of loss of Registrants on deposit with the client’s FCM. In the case of any such bankruptcy or client loss, a client might recover, even in respect of property specifically traceable to the client, only a pro rata share of all property available for distribution to all of the FCM’s clients.

(22)	Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

Registrant may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, Registrant also assumes the risk of loss from counterparty nonperformance. In the future, Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments that combine features of a security with those of a futures contract. Because there is no exchange or clearing house for these contracts, Registrant will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, Registrant will not receive the protections that are provided by the CFTC’s regulatory scheme.

There may be an additional risk due to the fact Registrant may trade foreign exchange contracts off-exchange and, as such, does not have protection of an exchange. There is also the additional risk that the assets held with the clearing broker for trading off-exchange foreign currencies are not required to be segregated.

Registrant may also trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

(23)	Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

The Trading Advisor may trade its programs by entering into spot and forward transactions involving currencies with United States and foreign banks and currency dealers, or it may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

(24)	Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Registrant’s Assets

Registrant is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to incentive fees which are payable to the Trading Advisor based on the Trading Advisor’s profitability and not on the profitability of Registrant as a whole. Such fees and expenses include the Managing Member’s management fee of 6% beginning January 1, 2010 and the Trading Advisor’s management fee of 2%. In addition, Registrant is subject to an incentive fee equal to 20% of net profits on a cumulative high water mark basis. The Trading Advisor’s fees are based on a variety of factors, including the fees the Trading Advisor charges to other clients.

Registrant is also subject to brokerage fees and administrative expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of Registrant could, over time, result in significant losses to your investment therein. You may never achieve profits.

(25)	Reliance on the Trading Advisor to Trade Successfully

The Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of Registrant. The Managing Member has no control over the specific trades the Trading Advisor may make, leverage used by the Trading Advisor in implementing its trading program, risks and/or concentrations assumed or whether the Trading Advisor will act in accordance with the disclosure documents or descriptive materials furnished by it to the Managing Member. The Managing Member can provide no assurance that the trading program employed by the Trading Advisor will be successful.

(26)	Registrant Allocates 100% of its Assets to One Program of One Trading Advisor

Registrant currently allocates 100% of its assets to trading by Winton pursuant to the Diversified Program. As such, Registrant is not subject to diversification that would otherwise occur if Registrant’s assets were allocated to multiple programs of the Trading Advisor or to multiple advisors utilizing different trading programs. In the event that the Diversified Program experiences a significant loss, or the Trading Advisor experiences a negative occurrence, Registrant’s performance and ability to continue investment operations may be negatively impacted more significantly than if Registrant diversified its assets among multiple programs of the Trading Advisor and/or multiple trading advisors.

(27)	Increase in Assets Under Management May Affect Trading Decisions

The more equity the Trading Advisor manages, the more difficult it may be for the Trading Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require the Trading Advisor to modify trading decisions for Registrant that could have a detrimental effect on your investment.

(28)	You Cannot be Assured of the Trading Advisor’s Continued Services Which May Be Detrimental to Registrant

You cannot be assured that the Trading Advisor will be willing or able to continue to provide advisory services to Registrant for any length of time. There is severe competition for the services of qualified trading advisors, and Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or the Trading Advisor may require Registrant to pay higher fees in order to be able to retain the Trading Advisor. The Managing Member may either terminate the Trading Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. The Trading Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

(29)	The LLC Operating Agreement Does Not Require the Managing Member to Maintain a Particular Net Worth or Capital Account

The Operating Agreement does not require the Managing Member to maintain a particular net worth or capital account. As such, investors may have limited recourse against the Managing Member in certain circumstances.

(30)	Limited Ability to Liquidate Your Investment

There is no secondary market for full or partial Interests. While the Interests may be redeemed, there are restrictions. For example, Interests may be redeemed only as of the close of business on the last business day of a calendar month provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

Transfers of Interests are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, the Managing Member may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for Registrant.

(31)	Various Actual and Potential Conflicts of Interest May Be Detrimental to Members

Registrant is subject to actual and potential conflicts of interests involving the Managing Member, the Trading Advisor, and various brokers. The Managing Member, the Trading Advisor, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Registrant’s business, which also presents the potential for numerous conflicts of interest with Registrant. As a result of these and other relationships, parties involved with Registrant have a financial incentive to act in a manner other than in the best interests of Registrant and its Members. The Managing Member has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Member attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Member to ensure that these conflicts do not, in fact, result in adverse consequences to Registrant.

Registrant may be subject to certain conflicts with respect to its clearing broker, its futures broker, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the clearing broker, the futures broker and executing brokers.

Selling agents will be entitled to ongoing compensation as a result of their clients holding Interests, so a conflict exists between their interest in maximizing compensation and in advising their clients to make investment decisions in such clients’ best interests.

(32)	Members Taxed Currently

Members are subject to tax each year on their allocable share of the income or gains (if any) of Registrant, whether or not they receive distributions. Moreover, the Managing Member does not intend to make any distributions to Members. Consequently, Members will be required either to redeem Interests or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by Registrant.

In comparing the profit objectives of Registrant with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of Registrant, on the other hand, a significant portion of any appreciation in the Members’ capital accounts must be paid in taxes by the Members every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Members will be taxed currently on their allocable share of the income or gains of Registrant, if any, Registrant may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks or bonds with comparable performance.

The performance information included in this Memorandum is presented exclusively on a pre-tax basis.

(33)	Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Members may be required to treat the amount of incentive fees, management fees, and other expenses of Registrant as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Member is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (the “IRS”) may object. If a substantial portion of the fees and other expenses of Registrant were characterized as “investment advisory fees,” an investment in Registrant might no longer be economically viable.

(34)	Taxation of Interest Income Irrespective of Trading Losses

The Members’ capital accounts reflect the trading profits and losses as well as the interest income earned and expenses incurred by Registrant. However, losses on Registrant’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers and cannot be used to offset any ordinary income in the case of a corporate Member. Consequently, if a non-corporate Member had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Member would have incurred a net loss in its capital account equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Members could result in such Members having a tax liability in respect of their investment in Registrant despite incurring a financial loss on their Interests.

(35)	Possibility of a Tax Audit of Both Registrant and the Members

There can be no assurance that the tax returns of Registrant will not be audited by the IRS. If such an audit results in an adjustment, Members could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Investors are strongly urged to consult their own tax advisers and counsel with respect to the possible tax consequences to them of an investment in Registrant; such tax consequences may differ in respect of different investors.

(36)	Regulatory Changes or Actions May Alter the Nature of an Investment in Registrant

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in Registrant.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on Registrant is impossible to predict, but could be substantial and adverse.

(37)	Lack of Independent Experts Representing Investors

The Managing Member has consulted with counsel, accountants and other experts regarding the formation and operation of Registrant. No counsel has been appointed to represent you in connection with the offering of the Interests. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in Registrant.

(38)	Possibility of Termination of Registrant Before Expiration of its Stated Term

Registrant will be dissolved upon the insolvency, bankruptcy, dissolution or withdrawal of the Managing Member, unless a substitute Managing Member were obtained in accordance with the Operating Agreement. Additionally, the Managing Member has the authority to dissolve Registrant in its sole discretion. The occurrence of such an event could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. Additionally, if the registrations with the CFTC or memberships in the NFA of the Managing Member or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to Registrant.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or lease any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Member, located at 900 King Street, Suite 100, Rye Brook, New York 10573.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator, which is located at 33 West Monroe, Suite 1000, Chicago, Illinois 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240. In addition, the administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

Item 3.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

There is no secondary trading market for full or partial Interests, and none is likely to develop. Interests may be redeemed or transferred subject to the conditions imposed by the LLC Operating Agreement.

(b)	Holders

As of December 31, 2009, there were no holders of Interests since investors in the Members who elected not to redeem their Interest at December 31, 2009 received a pro rata distribution of their Interest in Registrant on December 31, 2009 and replaced it with a direct ownership Interest in Registrant beginning January 1, 2010.

(c)	Dividends

The Managing Member has sole discretion in determining what distributions, if any, Registrant will make to Members. Registrant has never declared a dividend and does not intend to do so in the future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

(e)	Performance Graph

Not applicable.

(f)	Issuer Purchases of Equity Securities

Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2009 through December 31, 2009.

Item 6.	Selected Financial Data

The following table presents selected financial data of Registrant. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 2 through 19, included in Registrant’s annual report for the year ended December 31, 2009 (“Registrant’s 2009 Annual Report”) which is filed as an exhibit hereto.

	Year Ended December 31,
	2009	2008	2007
Total revenues (including interest)	$(1,521,133)	$4,896,355	$4,139,076

Net income (loss)	$(2,411,477)	$3,483,344	$2,980,629

Total assets	$23,829,340	$19,702,356	$21,008,575

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

General

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Member to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Member has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2009 Annual Report, attached hereto.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Member are final and conclusive as to all of Registrant’s Members.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s unrealized gains (losses) at December 31, 2009, $105,410 or 100.06% of the Registrant’s investments at December 31, 2009 are classified as Level 1 and $(60) or (0.06)% as Level 2. $269,887 or 100.00% of Registrant’s unrealized gains at December 31, 2008 are classified as Level 1 and $0 or 0.00% as Level 2. There are no Level 3 investments at December 31, 2009 or 2008.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC” or “Codification”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted the guidance effective January 1, 2009. As required, the Registrant also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Registrant’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Registrant’s adoption of the guidance effective January 1, 2009 did not have a material impact on the Registrant’s financial statements, other than enhanced disclosures as discussed under Note 2 of Registrant’s 2009 Annual Report.

Effective for the quarter ending June 30, 2009, the Registrant adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC Topic 855 did not have a material impact on the Registrant’s financial statements.

Effective July 1, 2009, the Registrant adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The adoption of ASU 2009-12 did not have an impact on the Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on January 1, 2007. Contributions were raised and redemptions paid through new members’ investments in and redemptions out of the aggregate trading vehicle through December 31, 2009. Beginning January 1, 2010, individual members may redeem from the direct investment vehicle. Interests in Registrant may be redeemed on a monthly basis.

Subscriptions and Redemptions

Year Ended December 31, 2009

Subscriptions of Interests for the year ended December 31, 2009 were $19,082,000. Redemptions of Interests for the year ended December 31, 2009 were $32,799,934.

Year Ended December 31, 2008

Subscriptions of Interests for the year ended December 31, 2008 were $0. Redemptions of Interests for the year ended December 31, 2008 were $7,503,976.

Year Ended December 31, 2007

Subscriptions of Interests for the year ended December 31, 2007 were $23,749,177. Redemptions of Interests for the year ended December 31, 2007 were $6,579,763.

Liquidity

A significant portion of Registrant’s net assets has been held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 of Registrant’s 2009 Annual Report attached hereto for a further discussion on the credit and market risks associated with Registrant’s futures, forwards and option contracts.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in Registrant’s liquidity increasing or decreasing in a material way.

Capital Resources

Registrant does not intend to raise additional capital through the sale of Interests offered or through any borrowing. Due to the nature of Registrant’s business, Registrant does not contemplate making capital expenditures. Registrant does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Interests in the future will affect the amount of funds available for investments in futures interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Interests. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, Registrant’s capital resource arrangements at the present time.

Market Overview

Following is a market overview for the years ended December 31, 2009, December 31, 2008 and December 31, 2007:

Year Ended December 31, 2009

The year began amid a precipitous decline in global economic activity and a continued plunge in risk assets. However, an unprecedented, massive, concerted effort by policymakers around the world eventually took effect. The U.S. Federal Reserve (the “Fed”) vastly expanded its lender of last resort operations by accepting a wide range of collateral through its discount window as well as through a variety of programs designed at various secondary markets. Furthermore, the Fed embarked on a vast expansion of its balance sheet, also called quantitative easing, to pump excess reserves into the system. Meanwhile, the U.S. Treasury bailed out General Motors after already having taken over

Fannie Mae and Freddie Mac in late 2008. The U.S. was not the only government stepping on the policy gas. Others followed suit, with varying degrees of stimuli. The UK was equally, if not more, aggressive than the U.S. The European Central Bank vastly expanded the scope of its operations. China launched a massive stimulus program consisting of a ramp up in infrastructure spending. Overall, the global monetary and fiscal stimuli were unprecedented in scale and scope. Eventually, the markets began to recognize that policymakers were unlikely to countenance a complete collapse of economic activity. The realization that the Great Depression Mark II would be avoided was enough to power the steepest rally since the 1930s.

While a catastrophe was avoided, the U.S. economic performance nonetheless turned out to be the worst in the postwar era. The U.S. economy lost 4.2 million jobs and the unemployment rate skyrocketed to cross the 10% threshold. The first six months of the year witnessed a massive 3.5 million in job losses. Motor vehicle sales plunged to their lowest level since 1981 and retail sales at one point during the year showed a 10% year-over-year decline. The household sector was in retrenchment mode, consumer credit suffered its steepest decline since WWII and overall household debt experienced its first decline since the record began in 1952. However, by mid year, many of the indicators started to stabilize. Housing was the first to offer a glimmer of hope. New and existing home sales and housing starts bottomed in the first quarter. More importantly, the Case-Shiller Index reported that home prices rose for five consecutive months after the trough in February. Auto sales, initially boosted by the U.S. government’s cash-for-clunkers policy, settled at well above their lows. Toward year-end, even the employment situation displayed slight improvement.

After a stellar 2008, U.S. Treasuries turned out mediocre performance in 2009. While the two-year showed a small gain, Treasuries of maturities five years or greater gave up some ground. The losses in the five and ten-year were modest but the thirty-year lost approximately 14.9%. The Fed kept rates unchanged throughout the year as subdued inflation and still-high unemployment gave the Fed enough reason not to take its foot off the monetary pedal. Central banks in much of the advanced world maintained the status quo throughout the year. Australia was a notable exception, hiking rates three times late in the year in the face of strengthening demand for commodities, an improving labor market and a recovery in housing.

Currencies: The Dollar Index, which measures the U.S. dollar against a basket of currencies, started 2009 on a high note as the global risk aversion bolstered the demand for the dollar as a safe haven. However, as financial conditions stabilized, the dollar began to lose ground and the slump continued as the rally in risk assets gathered steam and eventually the economic recovery began to take hold. The dollar rallied smartly in December but still ended the year down approximately 5.2%. The greenback declined against all the major currencies, except the Japanese yen. The dollar’s largest declines came against the Australian, Canadian and New Zealand dollars as the recovery in commodities and rising interest rates boosted those currencies. The euro recorded a solid gain against the dollar, rising approximately 3.0%. Emerging market currencies by and large enjoyed solid gains.

Energies: Crude oil continued the downtrend early in year before hitting a trough in February. Thereafter, the Organization of the Petroleum Exporting Countries’ production cuts and increasing evidence of Chinese-led Asian inventory restocking demand bolstered crude. As the year progressed, stabilization in U.S. demand assisted in crude’s overall positive performance as well and crude ended the year up nearly 77.9%. Reformulated gasoline outperformed crude, rising approximately 103.6% as U.S. transportation demand stabilized and then increased. Heating oil posted a solid gain of approximately 50.7% as unusually cold weather toward year end helped boost gains. Cold weather helped natural gas as well, but not enough to prevent it from recording a loss for the year. In September, natural gas had slumped to a seven-year low amid rising production and surging inventories.

Indices: Global equity performance in 2009 was a welcome and stark contrast to that of 2008. The year started off poorly, with the S&P 500 hitting a twelve-year low. At that point, the forty-year total return on the index fell below that of the ten-year bond for the first time. However, unnoticed by many, the dividend yield on the S&P 500 had edged up past the ten-year yield, something that had not occurred since the mid 1950s. From that trough, stocks staged their largest rally since the 1930s, led by financials. For the year as a whole, the S&P 500, Dow Jones Industrial Average and the NASDAQ gained approximately 23.5%, 18.8% and 43.9%, respectively. In Europe, the DAX, CAC and FTSE experienced even larger rallies, posting gains of 23.9%, 22.3% and 25.0%, respectively. Of the three majors in Asia, the Kospi and the Hang Seng surged powerfully, rising 49.7% and 52.0%, respectively, while the Nikkei posted a respectable 19.0% gain. Australia and New Zealand witnessed sharp gains as well. Emerging economy stocks as whole had a V-shaped recovery, the MSCI Emerging Market Index rose 66.2% for the year.

Metals: Precious and base metals recorded impressive performance in 2009. While gold made headlines, copper actually led the way, gaining 138.5%, followed by zinc, which rose 111.9%. In fact, the entire base metals complex outperformed gold. Nickel and aluminum posted gains of 58.3% and 44.8%, respectively. Gold itself rose 24.0%, although a selloff in December took some shine off the yellow metal. Silver recorded a hefty 49.3% gain.

Agriculturals: Agricultural commodities had a mixed year and grains in general underperformed the rest of the commodity complex. For 2009, the S&P GSCI Grains Index posted a 10.3% loss, compared with the 13.5% gain for S&P GSCI overall. Wheat was the worst performer, not only within the grains complex but among major commodities as well, as it lost 11.3% for the year. Notwithstanding the gyrations caused by weather throughout the year, a wet spring delayed planting, a cool summer then slowed development of these crops, and finally a wet cold fall severely delayed harvesting. Ample production and storage overhang from 2008 weighed on wheat and on the grain sector. Corn and soybeans gained modestly, rising 1.8% and 6.9%, respectively. The recovery in biofuel demand helped support corn and soybeans. Live cattle increased 1.8% and hogs gained 7.8%.

Softs: Sugar was the star performer in 2009, recording a 128.2% gain and increasing to its highest level since 1980. Massive production shortfall in India, the world’s largest consumer of sugar and the second biggest producer, created the perfect condition for sugar’s meteoric rise. Coffee and cocoa recorded strong performance as well, rising 21.3% and 23.1%, respectively, as the global economic recovery and favorable fundamentals were supportive.

Year Ended December 31, 2008

2008 was a watershed year for the world economy and the financial industry. It marked the end of an era for the world economy—an era of rising leverage, bloated balance sheets, inflated asset valuations, and above all, a dangerously unbalanced international economic and financial arrangement that was heavily reliant on the American consumer as the buyer of last resort. The financial market upheavals of the past year, rivaled only by those of the Great Depression, smashed the aging edifice of the old era. The pain was all the more acute for the financial sector, where the yearlong nightmare was topped off by the eruption of the Bernie Madoff scandal. Thanks to the dramatic monetary and fiscal policy moves worldwide, most notably by the US Federal Reserve, the US is unlikely to repeat the Depression of the 1930’s. However, the liquidity environment is likely to remain challenged and a sustainable economic recovery may well not begin until 2010.

The US economic data reported throughout the year were horrendous. The US economy lost 2.6 million jobs in 2008, the most since 1945. Of these, 1.9 million jobs were lost in the last few months of the year. The unemployment rate jumped to over 7% to end the year, which is the highest it has been in sixteen years. The latest reported US housing prices showed a drop of over 15% from January 2008 through October 2008 and a 30% decline from January 2007 through October 2008 was reported. At year end, housing starts were at the lowest levels in 50-years and housing permits, one of the leading economic indicators, were at 27-year lows. Retail sales struggled through 2008 and capped the year with one of the worst holiday seasons on record.

According to the Merrill Lynch Index, treasuries of all maturities combined returned almost 15% in 2008. The Federal Reserve added additional liquidity and slashed the Federal Discount Rate to a 0.0% - 0.25% range during December. For the first half of the year, the Federal Reserve Open Market Committee lowered rates in attempts to improve market conditions due to the sub-prime mortgage crisis. Additional rate reductions were geared to stimulate the economy in the face of the global credit crisis as numerous financial institutions announced faltering operations during the last few months of 2008. As a result, the Discount Rate and Federal Funds Rate decreased over 4% throughout the year.

As the housing and credit markets around the globe crumbled, the world’s central banks worked collaboratively and lowered key rates throughout 2008. The Bank of England, faced with a deepening banking crisis and recession, lowered their rate by approximately 3.5% throughout the year. Even the President of the ECB, Jean Claude Trichet, had to abandon his long term hawkish stance as the ECB lowered rates to 2.0% by year end. The scene was all too familiar in Asia as the Peoples Bank of China and the Bank of Japan lowered rates in 2008.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, capped off the year by gaining roughly 6%. The greenback’s most noteworthy gains were concentrated on the euro, pound and Australian and New Zealand dollars. The US dollar continued to decline versus the Japanese yen in December and fell approximately 19% for the year, the largest decline in more than twenty years. Japan appeared to be significantly less exposed to the credit crisis compared to the US, England, European Union, China and other nations as the yen witnessed gains across the board in 2008. Though the euro lost value versus the US dollar in 2008, it ended the year with record performance versus the pound. The pound was the weakest among major currencies versus the US dollar with an approximate 27% slide during the year.

Energies: After crude reached a record high close of over $145 a barrel on July 3, the deleveraging and a severe drop off in demand caused the price of crude to plummet. Within the Dow Jones AIG Commodity Index (“DJAIG”)

crude was one of the worst performing sectors in 2008, posting losses in excess of 50% by closing the year near $45 a barrel. Crude continued to slide despite significant OPEC (Organization of the Petroleum Exporting Countries) supply decreases in September, in October and again in December. Heating oil and reformulated gasoline had similar 2008 price trends. Reformulated gasoline posted the worst performance within the DJAIG with losses amounting to roughly 60% for the year. Natural gas witnessed handsome returns through July as the price of domestic natural gas surged from the first quarter and rallied over 70% for the year. However, like other commodities, the global economic malaise caused demand to drop off considerably leading to dramatic price reductions throughout the second half of the year. The dispute between Russia and the Ukraine, which disrupted the supply of natural gas to Central and Eastern Europe during December, had little impact on price. Within the DJAIG, natural gas realized a loss near 25% for the year, which was the best performance for all energies within the Index.

Agriculturals: Wheat, corn, soybeans and cotton ended the year with strong overall returns for December but all suffered rather disappointing returns for the year. Overall for 2008, wheat, corn, soybeans and cotton ended the period down approximately 31%, 11%, 19% and 28%, respectively, within the DJAIG. Wheat gained early in the year on fears of feed grain shortage but record annual harvest, followed by the wheat deleveraging that occurred in the second half of the year due to the global financial meltdown, led to increased supplies plaguing silos across the globe. The ethanol story, the growing potential of an eventual global food shortage and capital flows into commodities, were all factors behind corn’s rally in the first half of 2008 that seemed to disappear in the third and fourth quarters of the year. Despite excessive precipitation across the central bean belt and increased demand from China, which lent support for soybeans’ performance realized during the first and second quarters, all gains were erased in the third and fourth quarters.

Indices: The global equity performance for 2008 in general can be described as dreadful. The year started off poorly and the markets just got worse. Many market participants fell victim to forced selling as massive capital outflows continued through year end. The global credit crisis and the recession worsened, but a flake of relief emerged as central banks worked collaboratively and lowered key rates, added substantial liquidity and enacted stimulus packages during the final months of the year with more promised for 2009. The result for the major US indices was a modest advance in December as the Dow Jones Industrial Average posted a slight gain; however, it ended the year down approximately 34%. The S&P 500 ended December with an advance but posted an approximate 37% loss for the year. For December, the NASDAQ recorded positive overall performance but technology stocks were a major victim of the global economic collapse and realized an approximate 40% loss for the year. In Europe, the DAX and CAC witnessed positive performance in December; however, they posted losses of approximately 40% and 43%, respectively, for the year. The London FTSE and Russian equities finished December and the year with negative returns. The three majors in Asia — the Nikkei, Hang Seng and Kospi — ended 2008 on a rally but down considerably for the year. Australia and New Zealand witnessed steep losses in 2008 as well. The Latin American block was hit hard by the economic meltdown as the Mexican Bolsa Index and the Brazilian Bovespa Stock Index closed the year down considerably.

Metals: Gold posted strong performance as the precious metal advanced approximately 8% in December and finished 2008 up almost 5%. Asian and geopolitical buying, flight-to-safety, strong European dealer demand and small losses in the US Dollar Index all factored into gold’s run in December. Silver, platinum and palladium all recorded gains in December; however, silver posted large losses within the DJAIG on the year. Among base metals, 2008 was a terrible year across the board. The global housing and commercial real-estate market collapse and the looming economic recession caused demand for these metals to grind to a halt. Also, large inventories of these metals drove the prices down further. Within the DJAIG, aluminum, zinc, copper and nickel wrapped up the year down approximately 36%, 49%, 54% and 55%, respectively.

Softs and Livestock: Sugar featured a relatively quiet December and lost about 1% overall for the month as abundant supply prevailed. However, sugar was the leading commodity in the DJAIG and witnessed an overall gain of over 9% for the year. Coffee and cocoa ended a miserable year with negative overall performance. As the global economy worsened, beef demand continued to fall, resulting in cattle prices dropping by a disappointing 12% within the DJAIG for the year. Hogs were one of the few sectors within the DJAIG to cap the year with overall positive returns. Demand increases, mainly in China, drove hog prices up over 5% in 2008 within the DJAIG.

Year Ended December 31, 2007

The global economy endured the unfolding of the subprime credit crisis for most of 2007. August 2007 will forever be etched in the financial pantheon alongside 1998 and 1987 as defining events of their respective decades. The US economy has cooled considerably since the beginning of the year and many economists are signifying a “recessionary like” outlook at best in the coming months, not the “soft landing” that was anticipated. While the US economy proved volatile throughout the year, the rest of the world appeared to be going strong.

During 2007, single-family housing starts and permits hit sixteen-year lows as starts fell over 5% and are approximately 24% below 2006. The Home Builders Confidence Index witnessed the lowest drawdown in nineteen years. In November, UK housing prices showed their greatest monthly dive in twelve years as the subprime crisis clearly impacted non-US markets. Inflation concerns led to the Bank of England (“BOE”) to cut rates late in 2007.

In the US, the unemployment rate unexpectedly jumped to 5.0% during the fourth quarter as private sector payrolls fell, signaling the first decline in four years. For the first time since September 2003, fewer than half of the industries surveyed added jobs.

Currencies: While the US dollar managed periodic strength during December, the dollar ended 2007 with staggering losses to major rivals. The final 2007 tally saw the euro, pound and yen gaining over 10%, 6% and 2%, respectively. After witnessing a record monthly low in November, the Dollar Index ended the year over 76.5. Throughout the year, emerging nations gained greater confidence in their domestic economic strength. Many, especially in Asia, slowly abandoned the managed dollar peg.

The pound finished the year with gains on the dollar, despite losses in December as a result of a BOE rate decrease. The euro had a strong year and benefited from perceptions that the ECB would not be lowering rates any time soon as ECB President Jean Claude Trichet issued a series of hawkish comments, mainly as related to inflation concerns. European Union economic data was mixed to weak, including a twenty-two month low reading of the German IFO Business Confidence Index.

The yen closed out 2007 up 2% for the year on the US dollar. Japanese economic data persisted as lackluster and those calling for a rate increase have now mostly backed away from that forecast. The yuan extended its yearlong gradual advance in December as the Peoples Bank of China continued to contract. Since abandonment of the US dollar peg in January 2005, the yuan has risen 12% to the dollar. The Canadian, Australian and New Zealand dollars posted gains on the year against the US dollar.

Energies: It was a tremendous year for the petroleum sector as crude oil prices rose more than 40% within the Dow Jones AIG Index and closed 2007 over $95. Crude briefly reached the ominous $100 level but the market failed to hold that level in initial efforts. Geopolitical events were supportive during the year, encouraging the high volatility patterns. Supply/demand fundamentals have been trending weaker and the market saw periodic selling as related to concerns surrounding slowing US and global growth. The US dollar remained a key influence and the dollar’s demise was a key factor in crude’s run. Overall demand for commodities as an asset class was supportive, particularly in the Peoples Republic of China and in India.

Reformulated gasoline soared throughout the year and topped off with a year-to-date gain of over 45% within the Dow Jones AIG Index. Heating oil performed well in 2007 and closed up 5.5% within the same index. Distillate inventories remained below the five-year average and Department of Energy inventories ran 6% under last year despite relatively moderate weather conditions.

Agriculturals: Clearly, 2007 was a superior year for commodities as evidence by stronger readings in the major indices. The 19-component Dow Jones AIG Index witnessed a yearly gain of over 11%. Commodities attracted significant interest as an alternative asset class throughout 2007. Corn closed the year at prices that have not been seen since the summer of 1996. One key fundamental factor contributing to corn’s growth, besides the evident global demand for ethanol, is the increased quality of living in developing countries such as China and India. On the production side, perhaps with the exception of soybeans, wherever crop interchangeability allows, corn will continue to steal acres from competing agricultural products.

Soybean prices finished the year over $12.50, which is second to historical highs set in June of 1973. The fundamentals for soybeans remain demand driven. China’s need for beans, bean oil and bean meal is so massive that all importation taxes and tariffs on all three have been dropped, which is a rare move. On the supply side, the battle for global acreage will hinge on the relative value of competing crops. In 2007, the wheat market realized an outstanding 87% increase in prices from 2006, setting new all time record prices. This gain is despite the historic drought in Australia, one of the world’s largest producers of the grain. On the whole, cotton improved in 2007 ending the year with over a 22% increase, at a level that has not been seen since early 2004.

Indices: The major US equity indices slumped in the fourth quarter under the weight of the subprime credit crisis but still tallied gains for the year. For 2007, the Dow Jones rose over 6%, the S&P 500 added 3.5%, while the tech heavy NASDAQ was the leading performer with a 10% gain. The fourth quarter sell-off was a result of traders becoming increasingly concerned about the economy in general and housing in particular. Some doubted the Fed’s resolve to address the economic issues in the face of growing inflation concerns. Also, interest and demand for commodities as an alternative asset class weighed on the equity sector.

To a lesser extent, European equities echoed the weak tone of the US during the fourth quarter. However, the German DAX showed strong gains of 22% during 2007. The CAC and FTSE scored much lower gains of 1% and 4%. The broad based Pan-European Dow Jones STOXX 600 suffered minor losses as markets outside of the big three struggled.

Equities soared in Asia with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during 2007. During the fourth quarter, volatility was rampant across Asian equities. While the Hang Seng performed extremely well, with almost a 40% gain on the year, it was a different story for Japan as the NIKKEI lost over 11%, resulting in the first decline in the past five years. Despite the International Monetary Fund lowering Japan’s growth rate in November, business investment remained expansionary and many market participants view a Japanese recession as unlikely.

Interest Rates: With inflation concerns and the global credit crisis taking center stage during the second half of the year, the Fed reacted aggressively on September 18 and cut both the Fed Funds rate by 50 basis points from 5.25% to 4.75% and the discount rate to 5.25%. After this action, the yield curve showed significant steepening. The 2 and 10 year benchmark notes ended the year lower than 2006. The Federal Reserve indicated possible future US rate hikes in the coming months. The TED spread continued to rise through November.

After a pair of rate hikes in the first half of the year, the ECB held steady at 4.00% through year-end and the euro benefited from perceptions that the ECB seems to be in a holding pattern. The BOE issued three quarter-point rate increases in the first half of 2007. Forced to deal with the Northern Rock Crisis, declines in consumer confidence, housing declines and weakness in the service sector during the second half of the year, the BOE slashed their rate by a quarter-point in December to end the year at 5.50%.

The BOJ raised rates in the first quarter of the year and held the rate steady through the end of the year. A rash of lackluster economic data weighed on BOJ officials but they kept the rates unchanged. The Peoples Bank of China drained liquidity and gradually hiked interest rates throughout 2007.

Metals: Base metals had a rather difficult 2007. The dismal housing market, poor construction data in the US and UK and the sliding US dollar had a significant impact. Zinc was the worst performer among the nineteen components of the Dow Jones AIG Index, with annual losses over 43%. Aluminum and nickel witnessed steep losses over 18% and 16% within the Dow Jones AIG Index, respectively. In December, copper had a rough month but still posted an annual gain of over 4.5%.

Precious metals, on the other hand, recorded tremendous gains during 2007. Gold sky rocketed to a near twenty-eight year high and finished 2007 up over 32%. This trend was fueled by the weak dollar, soaring oil prices, subprime credit woes and several geopolitical events, including the recent developments in Pakistan. Gold saw spotty selling per the yen carry trade and other margin needs during the second half of the year. Silver traded with more volatility than gold and experienced less flight-to-safety demand and ended the year topping a 9% profit. Platinum had a positive year as Asian demand for the metal held strong.

Softs and Livestock: Citrus finished up 2007 on the rally side following forecasts of freezing temperatures in the sunshine state. However, this rally could not offset losses realized throughout the year. Sugar and coffee had a rather difficult year as well. Within the Dow Jones AIG Index sugar and coffee were down more than 14% and 6%, respectively. Following negative 2006 performance, cocoa rebounded in 2007, achieving a 17% return on the year.

2007 proved less than kind to livestock prices as both cattle and hogs suffered losses. Live cattle were down more than 6% within the Dow Jones AIG Index. Korea rejected a series of shipments of US beef on trepidation of mad-cow disease concerns. Hogs were the second worst performer within the Dow Jones AIG Index with a 30% loss.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of December 31, 2009, December 31, 2008 and December 31, 2007, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

Year Ended December 31, 2009

As of December 31, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	15.34%

Energies	4.12%

Grains	4.66%

Indices	45.99%

Interest Rates	16.58%

Meats	0.38%

Metals	10.61%

Tropicals	2.32%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2009 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the New Zealand and Australian dollars. The majority of losses were experienced in the British pound, Canadian dollar, euro and Japanese yen.

Energies: (-) Registrant experienced a majority of its losses in natural gas. The majority of its losses were incurred in brent crude, crude oil, gas oil, reformulated gasoline and heating oil.

Grains: (+) Registrant experienced gains in soybean meal, corn and wheat. The majority of its losses were incurred in bean oil, cotton and soybeans.

Indices: (-) Registrant experienced a majority of its gains in the Nasdaq and Taiwan Index. The majority of its losses were incurred in the Australian All Ordinaries Index, CAC, DAX, DJ Stoxx, FTSE, Hang Seng and the S&P 500.

Interest Rates: (-) Registrant experienced a majority of its gains in Australian bonds, Euribor Liffe, Eurodollar and German bonds. The majority of losses were experienced in US Treasury Bonds, German bund, Japanese Government Bonds and the London Gilts.

Meats: (+) Registrant experienced gains in live hogs and feeder cattle. Losses were realized in live cattle.

Metals: (+) Registrant experienced gains in gold, copper, lead, zinc and palladium. Losses were realized in aluminum, nickel and silver.

Softs: (-) Registrant experienced gains in sugar. Losses were realized in cocoa and coffee.

Year Ended December 31, 2008

As of December 31, 2008, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	28.87%

Energies	2.85%

Grains	12.86%

Indices	2.92%

Interest Rates	46.90%

Meats	0.28%

Metals	1.36%

Tropicals	3.96%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2008 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Swiss franc, Canadian dollar, euro and British pound. The majority of losses were seen in the South African rand and New Zealand dollar.

Energies: (+) Registrant experienced gains in reformulated gasoline, heating oil, brent crude, crude oil and gas oil. Losses incurred in natural gas.

Grains: (+) Registrant experienced gains in cotton, corn and soybeans. Losses incurred in wheat.

Indices: (+) Registrant experienced a majority of its gains in the DJ Stoxx 50, S&P 500, DAX and Nikkei. Losses were made in the NASDAX 100.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasury Notes, Eurodollar and the German Bund and BOBL. The majority of losses were incurred in Euroyen Tiffe and Canadian bonds.

Meats: (-) Registrant experienced gains in feeder cattle and live hogs. Losses were incurred in live cattle.

Metals: (+) Registrant experienced gains in gold, zinc and platinum. Losses were incurred in copper and aluminum.

Softs: (-) Registrant experienced gains in coffee and cocoa. Losses were incurred in sugar.

[Remainder of page intentionally left blank]

Year Ended December 31, 2007

As of December 31, 2007, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	18.68%

Energies	9.06%

Grains	9.01%

Indices	24.00%

Interest Rates	27.06%

Meats	0.93%

Metals	8.02%

Tropicals	3.24%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2007 were as follows:

Currencies: (+) Registrant experienced a majority of its losses in Japanese yen, Mexican peso, Japanese yen versus the euro, Swiss franc and South African rand. The majority of gains were experienced in the euro, Canadian dollar, Brazilian real, Australian dollar and the euro versus the Japanese yen.

Energies: (+) Registrant experienced losses in gasoline and heating oil. Gains were made in crude oil, gas oil and natural gas.

Grains: (+) Registrant experienced losses in corn and cotton. Gains were made in soybean oil, canola oil, wheat, soybean meal and soybeans.

Indices: (-) Registrant experienced a majority of its losses in the FTSE 100, Nikkei, Taiwan, Hang Seng and the CAC 40 indices. The majority of gains were made in the Australian All Ordinaries, DAX and the Mid Cap 400 indices.

Interest Rates: (+) Registrant experienced a majority of its losses in Australian bonds, Australian Bank Bills and Eurodollars. The majority of gains were made in Short Sterling, Japanese Government Bonds, British Gilt and U.S. Treasury Notes.

Meats: (+) Registrant experienced losses in feeder cattle. Gains were made in live cattle and live hogs.

Metals: (+) Registrant experienced losses in copper, aluminum, zinc and silver. Gains were made in gold, lead, nickel and platinum.

Softs: (-) Registrant experienced losses in cocoa and coffee. Gains were made in sugar.

Results of Operations

Year Ended December 31, 2009

The Net Asset Value of Registrant as of December 31, 2009 was $0, a decrease of $16,129,411 from the December 31, 2008 Net Asset Value of $16,129,411, as investors in the Members who elected not to redeem their Interest at December 31, 2009 received a pro rata distribution of their Interest in the Registrant on December 31, 2009 and replaced it with a direct ownership interest in the Registrant as of January 1, 2010. Direct ownership interest in the Registrant as of January 1, 2010 totaled $23,047,803. Registrant’s average net asset level at December 31, 2009 (including the

$23,047,803 pending conversion to individual membership at December 31, 2009) was approximately $22,904,000, an increase of approximately $3,222,000 from the December 31, 2008 average net asset level of approximately $19,682,000, primarily due to additions of Member Series D and Member Series F during 2009 which more than offset redemptions and the Registrant’s negative trading performance.

Registrant’s performance for the year ended December 31, 2009 was (8.02)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains losses before commissions and related fees for the year ended December 31, 2009 were approximately $(1,523,000).

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the year ended December 31, 2009 was approximately $2,000, a decrease of approximately $239,000 as compared to the year ended December 31, 2008 primarily due to declining interest rates which more than offset the increase in average net asset levels discussed above.

Commissions and other transaction fees consist of NFA, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2009 were approximately $37,000, an increase of approximately $6,000 as compared to the year ended December 31, 2008, primarily due to increased average net asset levels discussed above.

Management fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance, subscriptions and redemptions. Management fees for the year ended December 31, 2009 were approximately $491,000, an increase of approximately $81,000 as compared to the year ended December 31, 2008 primarily due to increased average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Trading Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees for the year ended December 31, 2009 were approximately $1,000.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2009 were approximately $362,000.

Year Ended December 31, 2008

The Net Asset Value of Registrant as of December 31, 2008 was $16,129,411, a decrease of $4,020,632 from the December 31, 2007 Net Asset Value of $20,150,043. Registrant’s average net asset level at December 31, 2008 was approximately $19,682,000, a decrease of approximately $384,000 from the December 31, 2007 average net asset level of approximately $20,066,000 primarily due to the effect of redemptions partially offset by positive trading performance.

Registrant’s performance for the year ended December 31, 2008 was 18.75%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the year ended December 31, 2008 were approximately $4,655,000.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income for the year ended December 31, 2008 was approximately $241,000, a decrease of approximately $563,000 as compared to the year ended December 31, 2007 primarily due to reduced average net asset levels discussed above and declining interest rates.

Commissions and other transaction fees consist of NFA, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2008 were approximately $31,000, a decrease of approximately $48,000 as compared to the year ended December 31, 2007, primarily due to reduced average net asset levels discussed above.

Management fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance, and redemptions. Management fees for the year ended December 31, 2008 were approximately $410,000, a decrease of approximately $5,000 as compared to the year ended December 31, 2007, due to reduced average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Trading Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees for the year ended December 31, 2008 were approximately $831,000.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2008 were approximately $141,000.

Year Ended December 31, 2007

The Net Asset Value of Registrant as of December 31, 2007 was $20,150,043. Registrant’s average net asset level for the year ended December 31, 2007 was approximately $20,066,000.

Registrant’s performance for the year ended December 31, 2007 was 13.00%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the year ended December 31, 2007 were approximately $3,335,000.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the year ended December 31, 2007 was approximately $804,000.

Commissions and other transaction fees consist of NFA, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2007 were approximately $79,000.

Management fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance, subscriptions and redemptions. Management fees for the year ended December 31, 2007 were approximately $415,000.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Trading Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees for the year ended December 31, 2007 were approximately $562,000.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2007 were approximately $102,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

The Registrant does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Registrant’s contractual obligations are with the Managing Member, the Trading Advisor and its commodity broker. Management fees payable by Registrant to the Trading Advisor and commencing January 1, 2010, to the Managing Member, are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s 2009 Annual Report attached hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements of Registrant are incorporated by reference to pages 2 through 19 of the Registrant’s 2009 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:

Total revenues (including interest)	$(128,162)	$(2,079,104)	$419,559	$266,574

Total revenues (including interest) less commissions and other transaction fees	$(132,339)	$(2,091,434)	$409,869	$255,453

Net income (loss)	$(248,104)	$(2,298,361)	$190,745	$(55,757)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:

Total revenues (including interest)	$2,720,381	$1,415,514	$(1,403,917)	$2,164,377

Total revenues (including interest) less commissions and other transaction fees	$2,709,366	$1,406,851	$(1,411,566)	$2,160,492

Net income (loss)	$2,066,594	$1,020,991	$(1,530,582)	$1,926,341

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and Registrant has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9AT.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating Registrant’s disclosure controls and procedures, the Managing Member recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can prove absolute assurance that all control issues and instances of fraud, if any, within Registrant have been detected.

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2009. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2009, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Member concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2009.

There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention of overriding controls. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2009 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in Registrant’s 2009 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Registrant had no directors or executive officers. Registrant is managed by the Managing Member. The directors and executive officers of the Managing Member are as follows:

Mr. Kenneth A. Shewer (born 1953) has been a principal, associated person and NFA associate member of the Managing Member since February 8, 1984, May 1, 1985 since August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Member since February 1984. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Kenmar Global Investment Management LLC (“KGIM LLC”), an investment management firm, since its inception in October 2005 and has been a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Signature Advisors Group LLC (“Signature”, and formerly known as Kenmar Investment Adviser LLC), an investment management firm, since its inception in October 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of and ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer has been a director of Kenmar Securities Inc. (“KSEC”), a broker-dealer, since December 1995 and has been registered as a principal of KSEC since May 3, 2004. Mr. Shewer is Co-Chairman of the Managing Member’s Investment Committee.

Mr. Shewer was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and a NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and member of the Board of the Greenwich Roundtable.

Mr. Marc S. Goodman (born 1948) has been a principal, associated person and NFA associate member of the Managing Member since February 7, 1984, May 1, 1985 since August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Member since February 1984. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. He has been President, Co-Chief Executive Officer and Treasurer of Signature, an investment management firm, since its inception in October 2005. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. He has been a director of KSEC, a broker-dealer, since December 1995 and has been registered as a principal of KSEC since May 3, 2004. Mr. Goodman is Co-Chairman of the Managing Member’s Investment Committee.

Mr. Goodman was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 on January 12, 2007, and a NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments, where he was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman is a member of the American Arbitration Association; while at Pasternak, Baum, he was a member of the National Institute of Oilseeds Products and the American Fats and Oils Association (including its Export Rules Committee).

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine. Mr. Goodman is a founding member of the Greenwich Roundtable.

Ms. Esther Eckerling Goodman (born 1952) has been a principal, associated person and NFA associate member of the Managing Member since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Member in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer of KGIM LLC, an investment management firm, and Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer and a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. She has been Senior Executive Vice President and COO of Signature, an investment management firm, since its inception in October 2005. She has been Senior Executive Vice President and Chief Operating Officer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Ms. Goodman has been a registered representative with KSEC, a broker-dealer, since December 1995 and a principal, associated person and NFA associate member of KSEC since January 1, 2003, June 24, 2003 and June 24, 2003, respectively. She is a member of the Managing Member’s Investment Committee.

Ms. Goodman was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Mr. Braxton Glasgow III (born 1953) has been a principal, associated person, branch manager and NFA associate member of the Managing Member since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been Executive Vice President of the Managing Member since joining the Managing Member is May 2001. Mr. Glasgow has been Executive Vice President of KGIM LLC, an investment management firm, since its inception in October 2005, a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005, and a branch manager since December 21, 2006. Mr. Glasgow has been Chief Executive Officer of KSEC, a broker-dealer, since June 2001 has been a principal, associated person, branch manager and NFA associate member of KSEC since January 12, 2006. He is responsible for business development. Mr. Glasgow is a member of the Managing Member’s Investment Committee.

Mr. Glasgow was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from October 9, 2001 until February 24, 2007 and a branch manager of Kenmar GIM Inc. from July 13, 2004 until February 24, 2007, an associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from August 9, 2001 until April 7, 2006, a principal of Kenmar Global Strategies Inc. from August 13, 2001 until April 7, 2006 , a principal of Kenmar IA Corp., an investment management firm, from May 4, 2004 until January 12, 2007, and, an associated person, NFA associate member and branch manager of Kenmar IA Corp. from August 28, 2006 until January 12, 2007.

Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. He received a B.S. degree in accounting from the University of North Carolina in 1975.

Mr. Lawrence S. Block (born 1967) has been Executive Vice President and General Counsel of the Managing Member since January 2010 and has been a principal of the Managing Member since March 17, 2005. He was Senior Vice President and General Counsel of the Managing Member from March 2005 to December 2009. Mr. Block has been Executive Vice President and General Counsel KGIM LLC, an investment management firm, since January 2010, Senior Vice President and General Counsel of KGIM LLC since its inception in October 2005 and a principal of KGIM LLC since December 12, 2005. He has been Executive Vice President and General Counsel of Signature, an investment management firm, since January 2010 and Senior Vice President and General Counsel of Signature since its inception in October 2005. Mr. Block has been Executive Vice President and General Counsel of ClariTy, an investment management firm, since January 2010, Senior Vice President and General Counsel since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He has been Executive Vice President and General Counsel of KSEC, a broker-dealer, since January 2010, Senior Vice President and General Counsel since March 2005 and has been a principal of KSEC since March 17, 2005.

Mr. Block was a principal of Kenmar GIM Inc., an investment management firm, from March 17, 2005 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from March 17, 2005 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from March 17, 2005 until January 12, 2007.

Prior to joining the Managing Member, Mr. Block was a Managing Director and General Counsel of Lipper & Company, L.P., a New York-based investment management firm, from January 1998 until March 2005. Mr. Block received a B.S. in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill in 1989 and a J.D. from the University of Pennsylvania School of Law in 1992.

Ms. Maureen D. Howley (born 1967) has been a principal of the Managing Member since August 11, 2003. She has been Senior Vice President and Chief Financial Officer of the Managing Member since joining the Managing Member in July 2003. Ms. Howley has been Senior Vice President and Chief Financial Officer of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since December 12, 2005. She has been Senior Vice President and Chief Financial Officer of Signature, an investment management firm, since its inception in October 2005. Ms. Howley has been Senior Vice President and Chief Financial Officer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. Ms. Howley has been Senior Vice President and Chief Financial Officer of KSEC, a broker-dealer, since August 2003 and has been a principal of KSEC since January 12, 2006. She is responsible for corporate finance.

Ms. Howley was a principal of Kenmar GIM Inc., an investment management firm, from August 11, 2003 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from August 11, 2003 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from August 11, 2003 until January 12, 2007.

Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

Mr. David K. Spohr (born 1963) has been Senior Vice President and Director of Fund Administration of the Managing Member since November 2006 and has been a principal of the Managing Member since May 7, 2007. He was Vice President and Director of Fund Administration of the Managing Member from October 2005 to October 2006. Mr. Spohr has been Senior Vice President and Director of Fund Administration of KGIM LLC, an investment management firm, since November 2006, Vice President and Director of Fund Administration since October 2006 and has been a principal of KGIM LLC since May 7, 2007. Mr. Spohr has been Senior Vice President and Director of Fund Administration of ClariTy, an investment management firm, since November 2006, Vice President and Director of Fund administration since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities and, as Director of Fund Administration, functions as the Principal Financial and Accounting Officer of the Trust.

From June 2002 to March 2005, Mr. Spohr was a Vice President at Safra Group, a firm engaged in banking, brokerage and asset management activities, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

Ms. Joanne D. Rosenthal (born 1965) has been Senior Vice President and Director of Research of the Managing Member since July 2009 and Senior Vice President and Director of Portfolio Management and Implementation since October 1999. Ms. Rosenthal has been a principal, associated person and NFA associate member of the Managing

Member since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. She has been Senior Vice President and Director of Research of the Managing Member since July 2009, Senior Vice President and Director of Portfolio Management and Implementation of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since December 12, 2005 and associated person and NFA associate member since October 10, 2006. Ms Rosenthal has been Senior Vice President and Director of Research of ClariTy, an investment management firm, since July 15, 2009 and has been a principal of ClariTy since July 15, 2009. She has been a registered representative of KSEC, a broker-dealer, since October 1999 and has been a principal, associated person and NFA associate member of KSEC since August 28, 2006. Ms. Rosenthal is a member of the Managing Member’s Investment Committee.

Ms. Rosenthal was a principal of Kenmar GIM Inc., an investment management firm, from February 29, 2000 until February 24, 2007, an associated person and NFA associate member of Kenmar GIM Inc. from October 10, 2006 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from February 29, 2000 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from February 29, 2000 until January 12, 2007.

Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960) has been a principal of the Managing Member since February 6, 2007. He has been Senior Vice President, Director of Due Diligence since joining the Managing Member in September 2004. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He is responsible for manager selection and due diligence. Mr. Fell was a principal of Kenmar GIM Inc., an investment management firm, from February 6, 2007 until February 24, 2007. Mr. Fell is a member of the Managing Member’s Investment Committee.

From November 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management LLC and was an associated person and NFA associate member of Starview Capital Management LLC from May 21, 2004 until July 26, 2004, an associated person and NFA associate member of Starview Partners Ltd. from April 13, 2004 until July 26, 2004 and an associated person and NFA associate member of Lyra Capital LLC from May 10, 2004 until July 26, 2004. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

Mr. James E. Purnell (1961) joined the Managing Owner in January 2010 and is currently Senior Vice President and Chief Risk Officer. Mr. Purnell’s registration as a principal of the Managing Owner, KGIM LLC and ClariTy is currently pending. He also serves as Senior Vice President and Chief Risk Officer of KGIM LLC and ClariTy. Mr. Purnell is a Member of Registrant’s Investment Committee. In addition, Mr. Purnell is an adjunct professor in finance at Pace University. Prior to joining the Managing Owner, from November to December 2009, Mr. Purnell was unemployed. Previously from June 2008 to October 2009, he was the Head of Risk Management at Tremont Capital Management, an investment management firm that was part of the Mass Mutual Group. From April 2001 until June 2008, Mr. Purnell was a Director at Dresdner Kleinwort Wasserstein Securities LLC which was the broker dealer for Dresdner Bank, one of Europe’s largest banks, where he risk-managed and structured the US hedge fund linked structured products portfolio. He graduated with a B.A. and M.A. in History from Harvard in 1982 and 1983, respectively, and an M.A. in Economics and an M.B.A. in Finance from New York University in 1988.

Ms. Melissa Cohn (born 1960) has been a NFA associate member and an associated person of the Managing Member since October 20, 1988 and November 9, 1988, respectively. Ms. Cohn has been Senior Vice President of Research of the Managing Member since January 2010 and Vice President, Managing Director and Senior Research Analyst since she joined the Managing Member in July 1988. Ms Cohn has been a Managing Director and Senior Research Analyst of KGIM LLC, an investment management firm, since its inception in October 2005. Ms. Cohn is a member of the Managing Member’s Investment Committee. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Mr. Gordon Nicholson (born 1965) joined the Managing Member in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Member and KGIM LLC, an investment management firm. He is responsible for due diligence efforts on fixed income, credit, and arbitrage managers. Mr. Nicholson is also a member of the Managing Member’s Investment Committee. Prior to joining the Managing Member, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Mr. Nicholson graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies - Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst.

Ms. Jennifer S. Moros (born 1970) has been a principal of the Managing Member since January 24, 2007. She has been Senior Vice President and Director of Marketing and Investor Services since she joined the Managing Member in January 2007. Ms. Moros has been Senior Vice President and Director of Marketing and Investor Services of KGIM LLC, an investment management firm, since January 2007 and has been a principal of KGIM LLC since January 24, 2007. Ms. Moros has been a registered representative with KSEC, a broker-dealer, since January 2007 and has been a principal of KSEC since January 24, 2007. She was a principal of Kenmar GIM Inc., an investment management firm, from January 24, 2007 until February 24, 2007.

From October 2006 until December 2006, she was a Vice President at The Bank of New York responsible for sales in the alternative investment administration department. From September 2005 to September 2006, Ms. Moros was unemployed. Previously, she was the Chief Operating Officer and Director of Marketing of Coronat Capital Management, LLC, an investment management firm, from November 2004 until September 2005. Ms. Moros worked at Credit Suisse, an investment banking firm, from February 2000 through November 2004, and was an associated person at Credit Suisse Securities USA LLC from July 28, 2004 until November 1, 2004, an associated person at Credit Suisse Asset Management LLC from June 18, 2003 until June 8, 2004, and an associated person at Credit Suisse Alternative Capital Inc. from June 7, 2004 until March 16, 2007. Ms. Moros received an M.B.A in Finance from The Sloan School at the Massachusetts Institute of Technology in 1997 and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1992.

Mr. Frank Coloccia (born 1965), Senior Vice President and Chief Technology Officer, joined Kenmar Group in December 2007 and has been the Senior Vice President and Chief Technology Officer for the Managing Member and KGIM LLC, an investment management firm, since December 2007 and ClariTy, an investment management firm, since its inception in May 2009. Prior to joining Kenmar, he was a Managing Partner of JFA Group LLC, a consulting firm owned by Mr. Coloccia, from September 2007 until December 2007, as well as from September 2006 until January 2007. From January 2007 until September 2007, Mr. Coloccia was the Chief Research Officer at The Info Pro, an independent market research company for the Information Technology industry. Prior to that time, he was Senior Vice President of Xandros Inc., a provider of Linux-based server, desktop and Windows-Linux cross-platform systems management tools, from April 2006 until September 2006. From November 1999 through February 2006, he was the President and Chief Technology Officer of Creative Technologies Group Inc., a consulting company that specialized in networking and application support for the small-medium enterprises market. Mr. Coloccia graduated from Manhattan College in 1987 and 1993 with a BS in Computer Information Systems and MBA in Management Information Systems, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Member’s directors and officers and any persons holding Interests representing more than ten percent of Registrant’s Members’ Capital (“Ten Percent Owners”) are required to report their initial ownership of Interests and any subsequent changes in that ownership to the SEC on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of Registrant’s Members’ Capital. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, Registrant has relied solely on written representations of the Managing Member’s directors and officers and Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Code of Ethics

The Managing Member has adopted a Code of Ethics for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit hereto.

Audit Committee Financial Expert

Registrant itself does not have any employees. Kenmar Preferred Investments Corp. serves as Managing Member of Registrant. The Board of Directors of the Managing Member has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Member’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of the Managing Member’s Board of Directors and he is not independent of management.

Item 11.	Executive Compensation

Registrant does not itself have any officers, directors or employees. Effective January 1, 2010, Registrant pays management fees to the Managing Member. The managing officers of the Managing Member are remunerated by the Managing Member in their respective positions.

The managing officers receive no “other compensation” from Registrant. There are no compensation plans or arrangements relating to a change in control of either Registrant or the Managing Member.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2010, the Managing Member owns 0 Interests in Registrant.

As of February 28, 2010, no Interestholder beneficially owned more than five percent (5%) of the outstanding Members’ Capital of Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registrant has and will continue to have certain relationships with the Managing Member and its affiliates.

Kenmar Preferred Investments Corp. serves as Registrant’s managing member. Beginning January 1, 2010, Registrant will pay to the Managing Member in advance a monthly management fee equal to 1/12th of 6% (6% per annum) of the Net Asset Value of Registrant as of the beginning of each month.

Registrant reimburses the Managing Member on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Member’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2009, 2008 and 2007, Registrant reimbursed the Managing Member $71,528, $24,350 and $0, respectively, for services provided by the Managing Member’s personnel on behalf of Registrant.

Director Independence

David K. Spohr is the Managing Member’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of the Managing Member’s Board of Directors and he is not independent of management.

Item 14.	Principal Accounting Fees and Services

Audit Fees and All Other Fees

Registrant’s principal accountant since October 15, 2007 has been Eisner LLP (“Eisner”). Registrant’s principal accountant for the period January 1, 2007 through September 14, 2007 was Deloitte & Touche LLP (“D&T”). We have been advised by Eisner that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $109,000, $63,000 and $37,000 for 2009, 2008 and 2007, respectively, including fees associated with the review of Registrant’s quarterly reports on Form 10-Q. Fees for audit services performed by D&T totaled approximately $29,000 for 2007, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for 2009 totaled approximately $5,000. The audit-related fees billed to Registrant by Eisner for 2008 totaled $0. The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The audit-related fees billed to Registrant by D&T for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by Eisner for 2009, 2008 and 2007 or by D&T for 2007.

(d) All Other Fees.

The other fees billed to Registrant by D&T for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The other fees billed to Registrant by Eisner for 2009 and 2008 totaled $0.

PART IV

			Annual Report Page Number
Item 15. Exhibits, Financial Statements and Schedules

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm incorporated by reference to Registrant’s 2009 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – Eisner LLP

		Financial Statements:

		Statements of Financial Condition – December 31, 2009 and 2008	3

		Condensed Schedules of Investments – December 31, 2009 and 2008	4

		Statements of Operations – Years ended December 31, 2009, 2008 and 2007	5

		Statements of Changes in Members’ Capital (Net Asset Value) – Years ended December 31, 2009, 2008 and 2007	6

		Notes to Financial Statements	7 – 20

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

3. Exhibits

Exhibit Number	Description of Document

3.1

Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2

Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3

Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1

Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2

Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3

Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4

Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5

FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6

ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7

Amendment to ISDA Maser Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8

Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9

Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

13.1

Registrant’s 2009 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in Registrant’s 2009 Annual Report is to be deemed filed as part of this report) (filed herewith)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes-Oxley Act of 2002) as of November 9, 2009 (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

ANNUAL REPORT

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations and changes in members’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2009. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC (formerly known as WCM Pool LLC) at December 31, 2009 and 2008, and the results of its operations and changes in its members’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

New York, New York

March 23, 2010

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents (See Note 2)	$23,723,816	$19,431,990
Interest receivable	54	479
Commodity options owned, at fair value (premiums paid $300 and $0 at December 31, 2009 and 2008, respectively)	60	0
Net unrealized gain on open futures contracts	105,410	269,887

Total assets	$23,829,340	$19,702,356

LIABILITIES
Commodity options written, at fair value (premiums received $600 and $0 at December 31, 2009 and 2008, respectively)	$120	$0
Accrued expenses payable	135,558	38,738
Management fees payable	39,943	66,550
Incentive fees payable	0	100,116
Redemptions payable (includes $23,047,803 to be converted to individual membership)	23,653,719	3,367,541

Total liabilities	23,829,340	3,572,945

MEMBERS’ CAPITAL (Net Asset Value)
Member DFT I	0	11,561,900
Member KGT	0	638,493
Member FST	0	3,929,018

Total members’ capital (Net Asset Value)	0	16,129,411

Total liabilities and members’ capital	$23,829,340	$19,702,356

See accompanying notes.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2009 and 2008

	2009		2008
	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Futures Contracts

Futures contracts purchased:
Commodities	0.54%	$127,366	0.00%	$32
Currencies	(0.36)%	(85,037)	0.16%	31,725
Interest rates	0.01%	1,441	1.91%	375,048
Stock indicies	0.50%	119,001	0.00%	0

Net unrealized gain on futures contracts purchased	0.69%	162,771	2.07%	406,805

Futures contracts sold:
Commodities	(0.23)%	(53,262)	(0.22)%	(43,517)
Currencies	(0.02)%	(4,080)	(0.48)%	(92,971)
Interest rates	0.00%	1,120	(0.01)%	(833)
Stock indices	0.00%	(1,139)	0.00%	403

Net unrealized loss on futures contracts sold	(0.25)%	(57,361)	(0.71)%	(136,918)

Net unrealized gain on open futures contracts	0.44%	$105,410	1.36%	$269,887

	Fair Value as a % of Members’ Capital*	Fair Value	Fair Value as a % of Members’ Capital*	Fair Value
Purchased Options on Futures Contracts:

Fair value on options purchased	0.00%	$60	0.00%	$0

Commodity options owned, at fair value (premiums paid $300 and $0 at December 31, 2009 and 2008, respectively)	0.00%	$60	0.00%	$0

Written Options on Futures Contracts:

Fair value on options written	0.00%	$(120)	0.00%	$0

Commodity options written, at fair value (premiums received $600 and $0 at December 31, 2009 and 2008, respectively)	0.00%	$(120)	0.00%	$0

*	Includes redemptions payable at December 31, 2009 and 2008

See accompanying notes.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
REVENUES
Realized	$(1,358,507)	$4,820,038	$2,899,882
Change in unrealized	(164,237)	(165,096)	434,983
Interest income	1,611	241,413	804,211

Total revenues (losses)	(1,521,133)	4,896,355	4,139,076

EXPENSES
Brokerage commissions	37,318	31,212	79,343
Management fees	490,573	409,728	414,865
Incentive fees	593	830,827	562,491
Operating expenses	361,860	141,244	101,748

Total expenses	890,344	1,413,011	1,158,447

NET INCOME (LOSS)	$(2,411,477)	$3,483,344	$2,980,629

See accompanying notes.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2009, 2008 and 2007

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Balances at January 1, 2007	$0	$0	$0	$0	$0	$0	$0

Additions	3,636,165	12,966,087	2,143,975	5,002,950	0	0	23,749,177

Redemptions	(888,949)	(3,353,004)	(654,816)	(1,682,994)	0	0	(6,579,763)

Net income for the year ended December 31, 2007	417,962	1,442,225	243,819	876,623	0	0	2,980,629

Balances at December 31, 2007	3,165,178	11,055,308	1,732,978	4,196,579	0	0	20,150,043

Redemptions	(3,720,425)	(1,479,113)	(1,319,164)	(985,274)	0	0	(7,503,976)

Net income for the year ended December 31, 2008	555,247	1,985,705	224,679	717,713	0	0	3,483,344

Balances at December 31, 2008	0	11,561,900	638,493	3,929,018	0	0	16,129,411

Additions	0	0	0	0	4,887,000	14,195,000	19,082,000

Redemptions	0	(10,687,773)	(608,162)	(3,637,180)	(4,567,072)	(13,299,747)	(32,799,934)

Net loss for the year ended December 31, 2009	0	(874,127)	(30,331)	(291,838)	(319,928)	(895,253)	(2,411,477)

Balances at December 31, 2009	$0	$0	$0	$0	$0	$0	$0

See accompanying notes.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note 1.	ORGANIZATION

A.	General Description of the Company

KMP Futures Fund I LLC, formerly known as WCM Pool LLC (the “Company”) prior to its change in name effective November 2, 2009, is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Company is December 31.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or “Managing Member”). Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred is the managing owner of each of the Company’s members, is the Managing Member of the Company, and has been delegated administrative authority over the operations of the Company.

Going into December 31, 2009, the Company consisted of four members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Company. Member DFT I and Member FST have been members of the Company since 2007. Diversified Futures Fund L.P. (“Member DFF LP”), also a member of the Company beginning in 2007, redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. Kenmar Global Trust (“Member KGT”) was a member of the Company from 2007 to September 2009. Effective September 30, 2009, Member KGT fully redeemed from the Company.

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve the Members effective close of business on December 31, 2009. Preferred also converted the Company from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Company. Investors in the Members who elected not to redeem their interest at December 31, 2009 will receive a pro rata distribution of their Interest in the Company on December 31, 2009 and replace it with a direct ownership Interest in the Company beginning January 1, 2010. Each Member filed with the SEC on January 5, 2010 to de-register its interests under Section 12(g) of the Securities Exchange Act of 1934. The Members will no longer be subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Upon effectiveness of its registration statement with the SEC, the Company will become a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company will become subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

B.	The Trading Advisor

The Company operates under an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles require Preferred to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Company has elected not to provide a Statement of Cash Flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a statement of changes in members’ capital (net asset value) is provided.

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to Preferred, its Trading Advisor and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

The Company accounts for financial assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3).

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third-party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on December 31, 2009 or 2008.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$105,410	$0	$0	$105,410
Commodity options owned, at fair value	$0	$60	$0	$60

Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

B.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC” or “Codification”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company adopted the guidance effective January 1, 2009. As required, the Company also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the guidance effective January 1, 2009. The following table summarizes quantitative information required by the guidance.

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the statement of financial condition as of December 31, 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements (Continued)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the statement of operations, for the year ended December 31, 2009 is as follows:

Type of Instrument	Trading Revenue for the Year Ended December 31, 2009
Commodities contracts	$(350,083)
Currencies contracts	(253,143)
Interest rate contracts	(409,170)
Stock indices contracts	(517,936)
Purchased options on futures contracts	(6,867)
Written options on futures contracts	14,455

Total	$(1,522,744)

Line item in Statement of Operations
Realized	$(1,358,507)
Change in unrealized	(164,237)

Total	$(1,522,744)

Effective for the quarter ending June 30, 2009, the Company adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC Topic 855 did not have a material impact on the Company’s financial statements.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements (Continued)

Effective July 1, 2009, the Company adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The adoption of ASU 2009-12 did not have an impact on the Company’s financial statements.

C.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2009 and 2008, restricted cash totaled $1,628,359 and $670,420, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Income Taxes

The Company is treated as a partnership for Federal income tax purposes. As such, the Company is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

E.	Capital Accounts

A Member’s investment in the Company is represented by a Limited Liability Company Interest (“Interest”), the value of which fluctuates for each Member as the Company accounts for subscriptions, allocations and redemptions on a per member capital account basis.

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company has not and does not presently intend to make any distributions except as detailed in Note 1A.

F.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the statements of operations.

G.	Interest Income

Interest income is recorded on an accrual basis.

H.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value is calculated per each member’s capital account balance after allocations of net income (loss) to such member’s account.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 3.	FEES (SEE NOTE 10)

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company.

B.	Management and Incentive Fees

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month shall be added back to the assets and there shall be no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the years ended December 31, 2009, 2008 and 2007, the Trading Advisor earned incentive fees of $593, $830,827 and $562,491, respectively, of which $0 and $100,116 remained payable at December 31, 2009 and 2008, respectively.

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and National Futures Association clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

Note 4.	RELATED PARTIES

The Company reimburses Preferred for services it performs for the Company, which include, but are not limited to: management, accounting, printing, and other administrative services.

The expenses incurred by the Company for services performed by Preferred for the Company for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
General and administrative	$71,528	$24,350	$0

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the statements of financial condition) as of December 31, 2009 and 2008 were $28,601 and $7,480, respectively.

Note 5.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 6.	DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker.

The Company also deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its prime broker. The Company also earns interest on funds deposited with JP Morgan Chase Bank Nassau branch.

Note 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Through December 31, 2009, investments in the Company were made subject to the terms of the Organization Agreement.

The Company was not required to make distributions, but could do so at the discretion of the Members. A Member was able to request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Company has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Company’s net assets being traded, significantly exceeds the Company’s future cash requirements since the Company intends to close out its open positions prior to settlement. As a result, the Company is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Company considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk (Continued)

The market risk associated with the Company’s commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when the Company enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Company to unlimited risk. In addition, as both a buyer and seller of options, the Company pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Company to potentially unlimited liability, and purchased options expose the Company to a risk of loss limited to the premiums paid.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Company holds and the liquidity and inherent volatility of the markets in which the Company trades.

Credit Risk

When entering into futures, forward and option contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

Preferred attempts to minimize both credit and market risks by requiring the Company and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

Additionally, pursuant to the Advisory Agreement among the Company, Preferred and the Trading Advisor, the Company shall automatically terminate the Trading Agreement, if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2009 and 2008, such segregated assets totaled $19,213,546 and $12,595,893, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $163,718 and $1,274,591 at December 31, 2009 and 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2009, all open futures contracts mature within twenty-four months.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	December 31, 2009					December 31, 2008
	Member DFT I(5)	Member KGT(6)	Member FST(5)	Member Series D(5), (7)	Member Series F(5), (7)	Member DFF LP(5)	Member DFT I	Member KGT	Member FST
Total return(1), (4)

Total return before incentive fee	(8.03)%	(7.78)%	(8.03)%	(6.53)%	(6.53)%	23.44%	23.44%	23.44%	23.44%
Incentive fee	0.01%	0.01%	0.01%	0.00%	0.00%	(4.69)%	(4.69)%	(4.69)%	(4.69)%

Total return after incentive fee	(8.02)%	(7.77)%	(8.02)%	(6.53)%	(6.53)%	18.75%	18.75%	18.75%	18.75%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	3.61%	3.27%	3.60%	3.80%	3.79%	2.92%	2.91%	3.06%	2.92%
Incentive fee(1)	0.00%	0.07%	0.01%	0.00%	0.00%	4.15%	4.09%	4.92%	4.18%

Total expenses and incentive fee	3.61%	3.34%	3.61%	3.80%	3.79%	7.07%	7.00%	7.98%	7.10%

Net investment loss(2), (3)	(3.60)%	(3.26)%	(3.59)%	(3.79)%	(3.79)%	(1.71)%	(1.72)%	(1.66)%	(1.71)%

Total returns are calculated based on the change in the value of Member’s capital during the year. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)

Member DFF LP’s ratios to average net asset values for the year ended December 31, 2008, and Members DFT I, FST, Series D and Series F’s ratios to average net asset values for the year ended December 31, 2009 were calculated prior to their liquidating redemptions from the Company.

(6)

Member KGT redeemed all of its membership interest in the Company as of September 30, 2009 and calculated all its ratios to average net asset values prior to its liquidating redemptions from the Company.

(7)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	December 31, 2007
	Member	Member	Member	Member
	DFF LP	DFT I	KGT	FST(5)
Total return (1), (4)

Total return before incentive fee	15.84%	15.84%	15.84%	26.12%
Incentive fee	(2.43)%	(2.42)%	(2.51)%	(4.92)%

Total return after incentive fee	13.41%	13.42%	13.33%	21.20%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	2.93%	2.92%	2.92%	2.97%
Incentive fee(1)	2.21%	2.18%	2.30%	4.26%

Total expenses and incentive fee	5.14%	5.10%	5.22%	7.23%

Net investment income(2), (3)	1.00%	1.01%	1.07%	1.05%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains on securities transactions.
(5)	Member FST contributed its net assets to the Company effective April 1, 2007.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 10.	SUBSEQUENT EVENTS

In connection with the change of name and change to a direct investment vehicle (See Note 1A), management and incentive fees will continue to be calculated by the Company once it converts to a direct investment vehicle. In addition, administrative services fees payable to Preferred and any expense caps, if applicable, that were previously computed by each of the Members will be calculated by the Company beginning January 1, 2010. The Company’s management fees to Preferred (previously administrative services fees) and expense cap will both be calculated on the net assets of the Company at rates of 6.00% and 1.50% per annum, respectively. Investors will continue to be able to redeem their units on a monthly basis with the proper redemption notification.

From January 1, 2010 through March 23, 2010, the Company had subscriptions received of $23,047,803 and paid redemptions of $513,870.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 2010.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.
Managing Member

	By: /s/ David K. Spohr	Date: March 25, 2010
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 25, 2010.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.
Managing Member

	By: /s/ Kenneth A. Shewer	Date: March 25, 2010
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By: /s/ David K. Spohr	Date: March 25, 2010
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)