Form 10-Q
period 2010-03-31
KMP Futures Fund I LLC
filed 2010-05-14
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC

(Exact name of registrant as specified in its charter)

Delaware	13-7075398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(914) 307-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Yes  ☐    No   ☒

KMP FUTURES FUND I LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

FINANCIAL STATEMENTS

March 31, 2010

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$22,231,846	$23,723,816
Interest receivable	96	54
Receivable from managing owner	4	0
Due from related funds	136,823	0
Commodity options owned, at fair value (premiums paid $2,010 and $300 at March 31, 2010 and December 31, 2009, respectively)	1,640	60
Net unrealized gain on open futures contracts	906,598	105,410

Total assets	$23,277,007	$23,829,340

LIABILITIES
Commodity options written, at fair value (premiums received $3,910 and $600 at March 31, 2010 and December 31, 2009, respectively)	$3,085	$120
Accrued expenses payable	156,165	135,558
Management fees payable	38,354	39,943
Redemptions payable (December 31, 2009 includes $23,047,803 to be converted to individual membership)	686,158	23,653,719

Total liabilities	883,762	23,829,340

MEMBERS’ CAPITAL (Net Asset Value)	22,393,245	0

Total liabilities and members’ capital	$23,277,007	$23,829,340

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Futures Contracts
Futures contracts purchased:
Commodities	1.36%	$305,305	0.54%	$127,366
Currencies	0.34%	76,011	(0.36)%	(85,037)
Interest rates	0.90%	201,173	0.01%	1,441
Stock indices	0.84%	187,986	0.50%	119,001

Net unrealized gain on futures contracts purchased	3.44%	770,475	0.69%	162,771

Futures contracts sold:
Commodities	0.42%	94,427	(0.23)%	(53,262)
Currencies	0.22%	48,677	(0.02)%	(4,080)
Interest rates	(0.03)%	(6,981)	0.00%	1,120
Stock indices	0.00%	0	0.00%	(1,139)

Net unrealized gain(loss) on futures contracts sold	0.61%	136,123	(0.25)%	(57,361)

Net unrealized gain on open futures contracts	4.05%	$906,598	0.44%	$105,410

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital*	Fair Value
Purchased Options on Futures Contracts:
Fair value on options purchased	0.01%	$1,640	0.00%	$60

Commodity options owned, at fair value (premiums paid $2,010 and $300 at March 31, 2010 and December 31, 2009, respectively)	0.01%	$1,640	0.00%	$60

Written Options on Futures Contracts:
Fair value on options written	(0.01)%	$(3,085)	0.00%	$(120)

Commodity options written, at fair value (premiums received $3,910 and $600 at March 31, 2010 and December 31, 2009, respectively)	(0.01)%	$(3,085)	0.00%	$(120)

*	Includes redemptions payable at December 31, 2009

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES
Realized	$280,453	$174,800
Change in unrealized	801,403	(303,955)
Interest income	371	993

Total revenues (losses)	1,082,227	(128,162)

EXPENSES
Brokerage commissions	10,373	4,177
Management Fees	337,922	0
Trading Advisor Management Fees	114,351	79,784
Incentive fees	0	593
Operating expenses	74,112	35,388

Total expenses	536,758	119,942

NET INCOME (LOSS)	$545,469	$(248,104)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Members’ Capital
Three months ended March 31, 2010
Members’ capital at December 31, 2009	$0
Additions	23,047,803
Redemptions	(1,200,027)
Net income for the three months ended March 31, 2010	545,469

Members’ capital at March 31, 2010	$22,393,245

	Members’ Capital
	Member DFT I	Member KGT	Member FST	Total
Three months ended March 31, 2009

Members’ capital at December 31, 2008	$11,561,900	$638,493	$3,929,018	$16,129,411

Redemptions	(778,184)	(282,510)	(290,859)	(1,351,553)

Net loss for the three months ended March 31, 2009	(182,366)	(6,615)	(59,123)	(248,104)

Members’ capital at March 31, 2009	$10,601,350	$349,368	$3,579,036	$14,529,754

See accompanying notes.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

KMP Futures Fund I LLC, formerly known as WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Company is December 31.

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

As of January 1, 2009, the Company consisted of three members: Diversified Futures Trust I (“Member DFT I”) Futures Strategic Trust (“Member FST”), and Kenmar Global Trust (“Member KGT”). On April 1, 2009 World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) received a voting membership interest in the Company. Member DFT I, Member FST, Member KGT, Member Series D and Member Series F are collectively (the “Members”). Effective September 30, 2009, Member KGT fully redeemed from the Company.

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve the Members effective close of business on December 31, 2009. Preferred also converted the Company from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Company. Investors in the Members who elected not to redeem their Interest at December 31, 2009 received a pro rata distribution of their Interest in the Company on December 31, 2009 and replace it with a direct ownership Interest in the Company beginning January 1, 2010. Each Member filed with the SEC on January 5, 2010 to de-register its Interests under Section 12(g) of the Securities Exchange Act of 1934. The Members were no longer be subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Effective November 12, 2009, the Company became a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company became subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

B.	The Trading Advisor

The Company operates under an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of March 31, 2010, the condensed statements of operations for the three months ended March 31, 2010 (“First Quarter 2010”) and for the three months ended March 31, 2009 (“First Quarter 2009”) and the condensed statements of changes in trust capital for the First Quarter 2010 and First Quarter 2009 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of March 31, 2010 and the results of its operations for the First Quarter 2010 and First Quarter 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with a U.S. GAAP have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

Commodity futures and foreign exchange forward contracts are reflected in the accompanying condensed financial statements on the trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged expense when incurred.

The Company has elected not to provide a Statement of Cash Flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a condensed statement of changes in members’ capital (net asset value) is provided.

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

The Company considers prices for exchange-traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period.

The market values of forward currency (non-exchange traded) contracts (Level 2) was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (E.T) on the last business day of the reporting period from third-party data providers such as obtained from it’s third-party data providers i.e. Bloomberg and Interactive Data Corporation (“IDC”) (Level 2).

The market value of option (non-exchange traded) (Level 2) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (E.T.) on the last business day of the reporting period from it’s third-party data provider, Super Derivates. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. When the Company writes an option, an amount equal to the premium received by the Company is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written.

There are no Level 3 investments on March 31, 2010 or December 31, 2009.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$906,598	$0	$0	$906,598
Commodity options owned, at fair value	$0	$1,640	$0	$1,640

Liabilities:
Commodity options written, at fair value	$0	$(3,085)	$0	$(3,085)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$105,410	$0	$0	$105,410
Commodity options owned, at fair value	$0	$60	$0	$60

Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

B.	Recent Accounting Pronouncements

During January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to improve disclosure about fair value measurements, requiring new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Existing disclosure requirements were clarified relating to the levels of disaggregation for fair value measurements and inputs and valuation techniques used to measure fair value. The guidance in the ASU is effective for the Company beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Company beginning January 1, 2011. The Company’s adoption of the guidance and its impact on the financial statements and disclosures was immaterial.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2010 and December 31, 2009, restricted cash totaled $1,998,205 and $1,628,359, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Managing Member on a pro rata basis in accordance with the Members respective capital balances. The Company has not and does not presently intend to make any distributions.

F.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the condensed statements of operations.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Interest Income

Interest income is recorded on an accrual basis

H.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value is calculated per each member’s capital account balance after allocations of net income (loss) to such member’s account.

Note 3.	FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company.

B.	Management and Incentive Fees

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month were added back to the assets and there was no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Effective January 1, 2010, the Company’s pay management fees to Preferred (previously administrative services fees charged to the members) and expense cap are both calculated on the net assets of the Company at rates of 6.00% and 1.50% per annum, respectively. Investors continue to be able to redeem their capital on a monthly basis with the proper redemption notification.

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the First Quarter 2010 and 2009, the Trading Advisor earned incentive fees of $0 and $593, respectively, of which $0 and $0 remains payable for the First Quarter 2010 and 2009, respectively.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES (CONTINUED)

The expenses incurred by the Company for services performed by Preferred for the Company for the First Quarter 2010 and 2009 were:

	Three Months Ended March 31,
	2010	2009
General and administrative	$31,166	$8,270

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the statements of financial condition) as of March 31, 2010 and December 31, 2009 were $14,250 and $28,601, respectively.

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

Investments in the Company are made subject to the terms of the Organization Agreement.

The Company is not required to make distributions, but can do so at the discretion of the Members. A Member is able to request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of March 31, 2010 and 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the First Quarter 2010 and 2009 is as follows:

Type of Instrument	Trading Revenue for the First Quarter 2010	Trading Revenue for the First Quarter 2009
Commodities contracts	$268,704	$64,844
Currencies contracts	337,293	(201,137)
Interest rate contracts	338,571	(75,826)
Stock indices contracts	136,353	82,964
Purchased options on futures contracts	(850)	0
Written options on futures contracts	1,785	0

Total	$1,081,856	$(129,155)

Line item in Condensed Statements of Operations
Realized	$280,453	$174,800
Change in unrealized	801,403	(303,955)

Total	$1,081,856	$(129,155)

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk

When entering into futures, forward and option contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the condensed statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2010 and December 31, 2009, such segregated assets totaled $18,008,104 and $19,213,546, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $433,701 and $163,718 at March 31, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2010, all open futures contracts mature within twenty-seven months.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the First Quarter 2010 and 2009. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2010 (Unaudited)	Three Months Ended March 31, 2009 (Unaudited)
	Member	Member DFT I	Member KGT	Member FST
Total return:(1), (4)
Total return before incentive fee	2.46%	(1.61)%	(1.61)%	(1.61)%
Incentive fee	0.00%	0.01%	0.01%	0.01%

Total return after incentive fee	2.46%	(1.60)%	(1.60)%	(1.60)%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	9.54%	3.06%	3.31%	3.05%
Incentive fee(1)	0.00%	0.00%	0.04%	0.01%

Total expenses and incentive fee	9.54%	3.06%	3.35%	3.06%

Net investment loss(2), (3)	(9.54)%	(3.03)%	(3.28)%	(3.03)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions and additions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.

Note 10.	SUBSEQUENT EVENTS

From April 1, 2010 through May 14, 2010, there were redemptions of $72,868.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2010 (“First Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the managing member undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

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

Going into December 31, 2009, the Registrant consisted of four members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Registrant. Member DFT I and Member FST were members of the Registrant since 2007. Kenmar Global Trust (“Member KGT”) was a member of the Registrant from 2007 to September 2009. Effective September 30, 2009, Member KGT fully redeemed from the Registrant.

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing member of the Members determined to dissolve the Members effective close of business on December 31, 2009. The managing member also converted the Registrant from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Registrant. Investors in the Members who elected not to redeem their units in the Members at December 31, 2009 were mandatorily redeemed from the Members effective close of business December 31, 2009 and received a direct ownership Interest in the Registrant beginning January 1, 2010 equal to their pro rata indirect interest in Registrant as of close of business. Each Member filed with the SEC on January 5, 2010 to de-register its Units under Section 12(g) of the Securities Exchange Act of 1934. The Members were no longer be subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

Registrant is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, Registrant is subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

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

Managing Member and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Member”). Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred, is the Managing Member of the Registrant, and has been delegated administrative authority over the operations of the Registrant.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of Registrant’s financial statements included in its annual report for the year ended December 31, 2009 (“Registrant’s 2009 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Member to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Member has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2009 Annual Report.

The valuation of Registrant’s investments that are not traded on a United States (“US”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Member are final and conclusive as to all of Registrant’s Members. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Condensed Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s unrealized gains (losses) at March 31, 2010, $906,598 or 100.16% of the Registrant’s investments at March 31, 2010 are classified as Level 1 and $(1,445) or (0.16)% as Level 2. Of the Registrant’s unrealized gains (losses) at December 31, 2009, $105,410 or 100.06% of the Registrant’s investments at December 31, 2009 are classified as Level 1 and $(60) or (0.06)% as Level 2. There are no Level 3 investments at March 31, 2010 or December 31, 2009.

During January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to improve disclosure about fair value measurements, requiring new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Existing disclosure requirements were clarified relating to the levels of disaggregation for fair value measurements and inputs and valuation techniques used to measure fair value. The guidance in the ASU is effective for the Registrant beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Registrant beginning January 1, 2011. The Registrant’s adoption of the guidance and its impact on the financial statements and disclosures was immaterial.

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

Subscriptions and Redemptions

First Quarter 2010

Subscriptions of Interests for the First Quarter 2010 were $23,047,803. Redemptions of Interests for the First Quarter 2010 were $1,200,027.

First Quarter 2009

Subscriptions of Interests for the quarter ended March 31, 2009 (“First Quarter 2009”) were $0. Redemptions of Interests for the First Quarter 2009 were $1,351,553.

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

Since Registrant’s business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 of Registrant’s 2009 Annual Report for a further discussion on the credit and market risks associated with Registrant’s futures, forwards and option contracts.

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

Market Overview

Following is a market overview for First Quarter 2010 and First Quarter 2009:

First Quarter 2010

The first quarter of 2010 ushered in increasing evidence that a global economy recovery was gaining ground. The fourth-quarter US Gross Domestic Product data, which was released early in the first quarter, showed the economy growing at an annual rate of 5.6%, the highest rate since the third quarter of 2003. The momentum appears to have continued in the first quarter of 2010. While inventory swings provided the biggest boost to growth in the fourth quarter, consumer spending appears to have gained strength in the first quarter. Most importantly, the labor market gave some signs of hope. Payroll employment actually showed a gain in the first quarter, albeit modest and partly boosted by the temporary hiring of US Census workers. The job market appears to be stabilizing, although the pace of improvement has been glacial.

Notwithstanding growing confidence in the US economic recovery and increasing signs of acceleration in global growth, US Treasuries held steady during the quarter. The 10-year yield ended the quarter at 3.8%. The US Federal Reserve (the “Fed”) kept the Fed Funds rate unchanged and there were no indications of imminent change in interest rate policy. However, the Fed hiked the lending rate on its discount window in February, signaling the diminishing need for various discount window and other extraordinary lending programs that began in 2008. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. The Reserve Bank of Australia continued its rate hike cycle that began late in 2009 as the Australian economy and labor markets strengthened on the back of strong demand for commodities.

Currencies: The US dollar rally that began in December 2009 accelerated through the first quarter of 2010, largely because of troubles surrounding the euro as well the strong outperformance of the US economy in comparison to its major developed market counterparts. The Dollar Index gained approximately 4.0%. The US dollar appreciated against the euro as the swirling storm clouds of the PIGS crisis darkened and doubts about the future of the European Monetary Union gained credibility. The euro finished the quarter down approximately 5.6% against the dollar. The British pound fared worse as the lack of economic recovery, coupled with uncomfortably high inflation, created a difficult environment in the United Kingdom as the pound declined 6.1%. The Japanese yen held stable and ended the quarter down 0.3% to the US dollar. The Australian and Canadian dollars continued their upward trajectories as both economies have significant commodity industries and solid economic growth. The Australian and Canadian dollars climbed 2.1% and 2.9%, respectively, against the US dollar.

Indices: Global equities suffered a hiccup in January triggered by the PIGS crisis but easily overcame the poor quarterly start on the back of robust earnings data and signs of a broadening recovery. Financials continued their strength in earnings into the first quarter. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 4.1%, 4.9% and 5.7%, respectively. European equities, weighed down by problems in Greece, lagged US equities. The STOXX 600, a broad measure of European equities, rose approximately 4.1%. The CAC, FTSE and DAX closed the quarter with gains of approximately 1.0%, 4.9% and 3.3%, respectively. Asian markets were mixed. Japan’s Nikkei surged 5.2%, the Korean Kospi edged up slightly but the Hang Seng declined 2.9%. The Australian All Ordinaries Index posted a modest 0.2% gain.

Energies: During the quarter, industrial commodities benefited from the global industrial recovery and inventory building; however, agricultural commodities declined on unexpectedly strong crop reports. Crude continued to increase and gained 5.5% on the back of rising international trade and stabilizing transportation demand in the developed countries. Natural gas plunged 30.6% as rig counts surged and production escalated. Heating oil ended the quarter with an approximate 2.2% gain and reformulated gasoline had a solid quarter, rising approximately 12.6%. Part of the strength in refined products is contributable to fact that Venezuela appears to have become a net importer of gasoline and its exports of other refined products recently fell.

Metals: Gold posted a 1.6% gain during the quarter, although the US dollar remained the preferred safe haven. With the tailwind of rising industrial demand, silver gained 4.2%. With the exception of zinc, base metals advanced during the quarter as global industrial production, especially auto production, accelerated. Copper, aluminum and nickel ended the quarter with gains of 6.6%, 4.2% and 34.9%, respectively.

Agriculturals / Softs and Livestock: Agricultural commodities experienced a sell-off during the quarter. Except for coffee and cotton which benefited from global economic conditions, the agricultural commodities were adversely affected by fundamentals such as unexpectedly strong reports of harvest, storage and planting. As the fears of damage to harvests from the unusually cold weather abated, grains sold off swiftly. Sugar plummeted over 38% from near 30-year highs, reflecting large speculative positioning and better-than-expected yields in India and Brazil. To end the quarter, live cattle and hogs posted strong returns of approximately 12.3% and 11.8%, respectively.

First Quarter 2009

Many of the same economic problems that faced the US economy in the last months of 2008 were still apparent in the first three months of 2009 as President Obama was inaugurated. However, as the quarter progressed, there was at least a glimmer of hope, particularly in March. The “fear factor” was still very much in place, but to a somewhat lesser degree than at the start of the year. The major feature of the first quarter was a series of massive liquidity additions from the Federal Reserve (the “Fed”) as they spent, lent or guaranteed $12.8 trillion. Also, the Fed announced they would buy significant quantities of Treasury paper going forward, resulting in the worst quarter for US Treasuries since 1996, as the Merrill Lynch Master Index plunged.

US economic data during the first quarter can only be described as bleak, as neither housing nor employment showed signs of imminent improvement. The Unemployment Rate rose to over 8.1% at the end of the quarter and payroll fell by an additional 650,000 in March as the economy lost over 5 million jobs since the US recession began. Housing Starts showed improvement in February, rising over 20% after it dropped nearly 40% in the three preceding months. Industrial production recorded consecutive months of decline through the first quarter. The latest fourth quarter Gross Domestic Product (“GDP”) revision came in at -6.3%, which is the worst in nearly three decades. The consumer held retrenched as Retail Sales fell 1.1% in March, were off 1.2% for the quarter and down 9.4% in the past twelve months.

Europe and Asia experienced a quarter similar to the US, with the exception of China. China’s GDP projections, however, were downgraded by almost 2%. As in the US, foreign central banks engaged in massive liquidity additions and bank bailout initiatives. The UK was particularly aggressive as the Bank of England cut its key lending rate to a record low 0.5% and announced an unprecedented plan to buy 75 billion pounds of commercial paper. The European Central Bank cut rates consistently throughout the quarter but at a less aggressive pace, despite anemic economic conditions. Concerns surrounding the health of the Eastern European banking sector lingered as the quarter concluded. Japan’s recession worsened materially during the first quarter, even as the Bank of Japan engaged in three liquidity-adding measures. Japan appears to be behind both the US, UK and Western Europe in its economic recovery mode. Australia and New Zealand suffered as the leading economic index for Australia hit a 26-year low in February.

Currencies: The Dollar Index ended March down overall. However, the dollar continued as the currency of choice on a flight-to-safety basis, despite noises from China and Russia regarding a proposed new global currency. The Obama administration quickly emphasized a continued policy for a strong dollar. During the quarter, the euro gained ground to the pound, while the US dollar advanced versus both. At one point, sterling was under $1.38 before ending the quarter at approximately $1.44, as the UK economy holds a basket case, led by plunging house prices. The yen periodically attracted flight-to-safety demand but that steadily lessened as the quarter developed. Japanese GDP continued to retract and there were few apparent inflationary pressures, while technical indicators pointed to modest additional weakness for the yen vs. the dollar and euro. The Australian and New Zealand dollars scored gains to both the yen and dollar to cap the quarter.

Energies: Crude ended the quarter at almost $50 per barrel, an 11% overall gain, as the market appeared to run into resistance at that level. At one point in early February, crude was down over 23% year-to-date before rallying 12% in the final week of the month. Crude closed March with a double-digit gain, clearly aided by the global equity rally. Demand destruction is still apparent with the latest data showing declines in consumption. OPEC’s member compliance appeared to hold, although there were rumblings of possible erosion. Reformulated gasoline prices edged up in March as gasoline at the pump rose. Natural gas inventories remained well above 5-year averages, which drove prices lower to close the quarter.

Indices: March proved to be the best month for US equities since 2002. However, the overall quarterly result was not pretty as the Dow Jones fell an overall approximate 13.3%. Only three of thirty components ended the period with higher prices; IBM, Home Depot and Intel. The NASDAQ lost over 3% for the quarter and the broad based S&P 500 fell over 11%. After being a severe drag on the market for months, financial and banking issues led a late first quarter rally. Asian and European equities experienced an overall positive March but, as in the US, lost ground for the quarter. The key European markets, FTSE, DAX and CAC ended the quarter down overall 10%, 17% and 15%, respectively. The leading Asian equity indices, the Nikkei and Hang Seng, ended the quarter down 14% and 6%, respectively. Korea’s Kospi ended the period with an overall 5% gain as buyers were encouraged by liquidity measures to aid the Korean economy. Australia and New Zealand both scored gains in March, however they suffered quarterly losses. Russia broke a six month losing streak with an approximate 27% surge to cap the quarter.

Agriculturals: Compared to the year-end rally seen in December 2008, during the first quarter of 2009, the agricultural markets saw both price and participation decline. The drop in Open Interest was the most notable, especially given its relative levels, as compared to historical pricing. In all of the four major markets, corn, soybeans, wheat and cotton, the Open Interest fell to the lowest levels seen since 2005. Prices, however, remained well above both comparative and historical norms and only the cotton market showed a resemblance to its historic norm during the quarter.

Metals: Copper rebounded in January despite a huge rise in inventories. Aluminum did not fare as well, losing over 10% following evidence of increased Chinese exports. Zinc and nickel experienced losses within the DJ AIG Index as both saw huge increases. Gold continued upwards through February as a steady pattern of flight-to-safety demand continued to emanate from plunging global equity values and the severe global banking crisis. Silver followed gold’s pattern and realized a positive overall February. Platinum and palladium posted gains for February as well. As for base metals, increased Chinese demand drove prices higher for copper and zinc. However, sluggish global steel demand persists for nickel with few indications of imminent improvement. Following four consecutive monthly gains, gold fell slightly in March. The metal was hurt toward month-end by a firmer US dollar as well as reduced flight-to-quality demand. A rally in global equities and benign global inflation data also contributed to lower performance. Physical demand outside of jewelry remained strong, with the notable exception of India where imports were flat in March. Silver traded in a volatile pattern and ended March with overall losses. Copper staged a limited rally in March and posted overall gains, attributable to China’s inventory stockpiling. Aluminum, zinc and lead posted gains in March as nickel prices fell modestly.

Softs and Livestock: In January, coffee rose over 8% within the DJ AIG Index, despite some end-of-month producer selling. Crop concerns surrounding Colombia and Central America were among the supportive factors. Coffee and cocoa prices both edged up in March. In January, sugar turned in solid performance, gaining over 6.5% within the DJ AIG Index and extended its rally into February. Cattle prices fell seven consecutive months within the DJ AIG Index on poor US demand and weak exports but rose finally in March. Live hogs rose over 3% in January on rumors of increased Russian purchases but fell again in February and March due to high corn prices and weak demand.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of the First Quarter 2010 and 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the First Quarter 2010 and 2009.

First Quarter 2010

As of March 31, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	23.01%

Energies	7.67%

Grains	3.07%

Indices	35.90%

Interest Rates	17.18%

Meats	0.30%

Metals	10.25%

Tropicals	2.62%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Canadian and Australian dollars, euro and Mexican peso. The majority of losses were experienced in the Japanese yen, New Zealand dollar and Swiss franc.

Energies: (+) Registrant experienced a majority of its gains in natural gas and reformulated gasoline. The majority of its losses were incurred in brent crude, crude oil, gas oil and heating oil.

Grains: (+) Registrant experienced gains in corn and wheat. The majority of its losses were incurred in bean oil, cotton, soybean meal and soybeans.

Indices: (+) Registrant experienced a majority of its gains in the DAX, FTSE, Nasdaq 100, Russell 2000 and the S&P 500. The majority of losses were experienced DJ Stoxx 50, Hang Seng and the Ibex Plus.

Interest Rates: (+) Registrant experienced a majority of its gains in the Euribor Liffe, German bonds, Bund and Bobl and Short Sterling. The majority of losses were experienced in US Treasury Bonds, Japanese Government Bonds and the London Gilts.

Meats: (+) Registrant experienced gains in live hogs. Losses were realized in live cattle.

Metals: (+) Registrant experienced in gold, copper, nickel and palladium. Losses were realized in zinc, lead and silver.

Softs: (+) Registrant experienced gains in sugar and coffee. Losses were realized in cocoa.

First Quarter 2009

As of March 31, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	28.04%

Energies	1.94%

Grains	7.28%

Indices	5.09%

Interest Rates	48.94%

Meats	1.52%

Metals	4.91%

Tropicals	2.28%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2009 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the Canadian dollar and British pound. Losses were incurred in Japanese yen, euro, Australian and New Zealand dollars.

Energies: (+) Registrant experienced gains in natural gas, crude oil and Brent crude. Losses were incurred in reformulated gasoline.

Grains: (+) Registrant experienced gains in wheat, soybeans, cotton, bean oil and corn.

Indices: (+) Registrant experienced gains in DAX, DJ STOXX, S&P 500, CAC and the FTSE. Losses were incurred in the Nasdax.

Interest Rates: (-) Registrant experienced a majority of its gains in Euribor, Eurodollar and 2 year German bonds. Losses were incurred in US Treasury Notes, German Bund, Japanese Government Bonds and the London Gilt.

Meats: (+) Registrant experienced gains in live cattle and live hogs.

Metals: (-) Registrant experienced gains in nickel and aluminum. Losses were incurred in copper, silver, gold and zinc.

Softs: (-) Registrant experienced losses in sugar, coffee and cocoa.

Results of Operations

First Quarter 2010

The Net Asset Value of Registrant as of March 31, 2010 was $22,393,245, an increase of $22,393,245 from the December 31, 2009 Net Asset Value of $0, as investors in the Members who elected not to redeem their Interest at

December 31, 2009 received a pro rata distribution of their Interest in the Registrant on December 31, 2009 and replaced it with a direct ownership interest in the Registrant as of January 1, 2010. Registrant’s average net asset level at First Quarter 2010 was approximately $22,495,000, an increase of approximately $6,921,000 from the First Quarter 2009 average net asset level of approximately $15,574,000, primarily due to additions of Member Series D and Member Series F during 2009 which more than offset redemptions.

Registrant’s performance for the First Quarter 2010 was 2.46%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the First Quarter 2010 were approximately $1,082,000.

Commissions and other transaction fees for the First Quarter 2010 were approximately $10,000, an increase of approximately $6,000 as compared to the First Quarter 2009, primarily due to increased average net asset levels discussed above as the fees are primarily determined based a fixed percentage of the monthly net asset value.

Management Fees for the First Quarter 2010 were approximately $338,000, an increase of approximately $338,000 as compared to the First Quarter 2009 primarily due to the change in structure discussed above. See Note 1 and 3 of Registrant’s 2009 Annual Report for a further discussion of the change in structure.

Trading Advisor Management Fees for the First Quarter 2010 were approximately $114,000, an increase of approximately $34,000 as compared to the First Quarter 2009 primarily due to increased average net asset levels discussed above as the fee is determined based on a fixed percentage of the monthly net asset value.

During the First Quarter 2010 no incentive fees were earned, as the fund’s incentive fee calculation did not exceed the previous high water mark on which the trading advisor was paid an incentive fee.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the First Quarter 2010 were approximately $74,000.

First Quarter 2009

The Net Asset Value of Registrant as of March 31, 2009 was $14,529,754, a decrease of $1,599,658 from the December 31, 2008 Net Asset Value of $16,129,411. Registrant’s average net asset level at First Quarter 2009 was approximately $15,574,000, a decrease of approximately $5,353,000 from the March 31, 2008 average net asset level of approximately $20,927,000 primarily due to the effect of redemptions partially offset by positive trading performance.

Registrant’s performance for the quarter ended March 31, 2009 was (1.60%). Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions, redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees for the First Quarter 2009 were approximately $(129,000).

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income for the First Quarter 2009 was approximately $1,000, a decrease of approximately $94,000 as compared to the First Quarter 2008 primarily due to declining interest rates and reduced average net asset levels discussed above.

Commissions and other transaction fees consist of NFA, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the First Quarter 2009 were approximately $4,000, a decrease of approximately $7,000 as compared to the First Quarter 2008, primarily due to reduced average net asset levels discussed above.

Management fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance, and redemptions. Management fees for the First Quarter 2009 were approximately $80,000, a decrease of approximately $29,000 as compared to the First Quarter 2008, primarily due to reduced average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Trading Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees for the First Quarter 2009 were approximately $1,000.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the First Quarter 2009 were approximately $35,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2010.

Off-Balance Sheet Arrangements and Contractual Obligations

Registrant does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Registrant’s contractual obligations are with the Managing Member, the Trading Advisor and its commodity broker. Management fees payable by Registrant to the Trading Advisor and commencing January 1, 2010, to the Managing Member, are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s 2009 Annual Report filed as an exhibit to Registrant’s Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures during First Quarter 2010. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of March 31, 2010, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits:

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

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

[Remainder of page left blank intentionally.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: May 14, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 14, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)