Form 10-Q
period 2010-06-30
KMP Futures Fund I LLC
filed 2010-08-10
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC

(Exact name of registrant as specified in its charter)

Delaware	13-7075398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

June 30, 2010

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$22,033,314	$23,723,816
Interest receivable	0	54
Receivable from Managing Owner	57,282	0
Commodity options owned, at fair value (premiums paid $165 and $300 at June 30, 2010 and December 31, 2009, respectively)	825	60
Net unrealized gain on open futures contracts	267,116	105,410

Total assets	$22,358,537	$23,829,340

LIABILITIES
Commodity options written, at fair value (premiums received $335 and $600 at June 30, 2010 and December 31, 2009, respectively)	$1,795	$120
Accrued expenses payable	183,184	135,558
Management fees payable	37,004	39,943
Redemptions payable (December 31, 2009 includes $23,047,803 to be converted to individual membership)	203,155	23,653,719

Total liabilities	425,138	23,829,340

MEMBERS’ CAPITAL (Net Asset Value)	21,933,399	0

Total liabilities and members’ capital	$22,358,537	$23,829,340

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Futures Contracts
Futures contracts purchased:
Commodities	(1.00)%	$(220,392)	0.54%	$127,366
Currencies	0.23%	50,238	(0.36)%	(85,037)
Interest rates	2.62%	575,027	0.01%	1,441
Stock indices	(0.21)%	(45,595)	0.50%	119,001

Net unrealized gain on futures contracts purchased	1.64%	359,278	0.69%	162,771

Futures contracts sold:
Commodities	0.28%	61,306	(0.23)%	(53,262)
Currencies	(0.88)%	(193,537)	(0.02)%	(4,080)
Interest rates	(0.01)%	(1,396)	0.00%	1,120
Stock indices	0.19%	41,465	0.00%	(1,139)

Net unrealized loss on futures contracts sold	(0.42)%	(92,162)	(0.25)%	(57,361)

Net unrealized gain on open futures contracts	1.22%	$267,116	0.44%	$105,410

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital*	Fair Value
Purchased Options on Futures Contracts:
Fair value of options purchased	0.00%	$825	0.00%	$60

Commodity options owned, at fair value (premiums paid $165 and $300 at June 30, 2010 and December 31, 2009, respectively)	0.00. %	$825	0.00%	$60

Written Options on Futures Contracts:
Fair value of options written	(0.01)%	$(1,795)	0.00%	$(120)

Commodity options written, at fair value (premiums received $335 and $600 at June 30, 2010 and December 31, 2009, respectively)	(0.01)%	$(1,795)	0.00%	$(120)

*	Includes redemptions payable at December 31, 2009

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Realized	$1,251,459	$(2,214,038)	$1,531,912	$(2,039,238)
Change in unrealized	(640,737)	134,831	160,666	(169,124)
Interest income	3,259	103	3,630	1,096

Total revenues (losses)	613,981	(2,079,104)	1,696,208	(2,207,266)

EXPENSES
Brokerage commissions fees	7,630	12,330	18,003	16,507
Management fees	334,128	0	672,050	0
Trading Advisor Management fees	111,697	154,014	226,048	233,798
Incentive fees	0	0	0	593
Operating expenses	133,180	52,913	207,292	88,301

Total expenses	586,635	219,257	1,123,393	339,199
General and administrative expenses borne by the Managing Owner and affiliates	(57,279)	0	(57,279)	0

Net expenses	529,356	219,257	1,066,114	339,199

NET INCOME (LOSS)	$84,625	$(2,298,361)	$630,094	$(2,546,465)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Members’ Capital
Six months ended June 30, 2010
Members’ capital at December 31, 2009	$0
Additions	23,047,803
Redemptions	(1,744,498)
Net income for the six months ended June 30, 2010	630,094

Members’ capital at June 30, 2010	$21,933,399

	Members’ Capital
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Six months ended June 30, 2009

Members’ capital at December 31, 2008	$11,561,900	$638,493	$3,929,018	$0	$0	$16,129,411

Additions	0	0	0	4,887,000	14,195,000	19,082,000

Redemptions	(1,198,094)	(451,607)	(475,167)	(624,093)	(2,483,600)	(5,232,561)

Net loss for the six months ended June 30, 2009	(927,599)	(28,237)	(308,085)	(335,128)	(947,416)	(2,546,465)

Members’ capital June 30, 2009	$9,436,207	$158,649	$3,145,766	$3,927,779	$10,763,984	$27,432,385

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

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or “Managing Member”). Kenmar Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Kenmar Preferred is the managing owner of each of the Company’s members, is the Managing Member of the Company, and has been delegated administrative authority over the operations of the Company.

As of January 1, 2009, the Company consisted of three members: Diversified Futures Trust I (“Member DFT I”) Futures Strategic Trust (“Member FST”), and Kenmar Global Trust (“Member KGT”). On April 1, 2009 World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) received a voting membership interest in the Company. Member DFT I, Member FST, Member KGT, Member Series D and Member Series F are collectively (the “Members”). Effective September 30, 2009, Member KGT fully redeemed from the Company (See Note 9).

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve the Members effective close of business on December 31, 2009. Kenmar Preferred also converted the Company from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Company. Investors in the Members who elected not to redeem their Interest at December 31, 2009 received a pro rata distribution of their Interest in the Company on December 31, 2009 and replaced it with a direct ownership Interest in the Company beginning January 1, 2010. Each Member filed with the SEC on January 5, 2010 to de-register its Interests under Section 12(g) of the Securities Exchange Act of 1934. The Members were no longer subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

Effective November 12, 2009, the Company became a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company became subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

B.	The Trading Advisor

The Company operates under an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio (See Note 9).

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2010, the condensed statements of operations for the three months ended June 30, 2010 (“Second Quarter 2010”), and for the six months ended June 30, 2010 (“Year-To-Date 2010”) and for the three months ended June 30, 2009 (“Second Quarter 2009”) and for the six months ended June 30, 2009 (“Year-To-Date 2009”), and the condensed statements of changes in members’ capital for the Year-To-Date 2010 and Year-To-Date 2009, are unaudited. In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of June 30, 2010 and the results of its operations for the Second Quarter 2010, Second Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

The condensed financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles require Kenmar Preferred to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with a U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2009.

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the condensed financial statements since the contracts are executed with the same counterparty under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties.

Any change in net unrealized gain or loss during the current period is reported in the condensed statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The Company has elected not to provide a statement of cash flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a condensed statement of changes in members’ capital (net asset value) is provided.

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to Kenmar Preferred, its Trading Advisor and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

The market values of forward currency (non-exchange traded) contracts (Level 2) was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from third party data providers i.e. Bloomberg and Interactive Data Corporation (Level 2).

The market value of option (non-exchange traded) (Level 2) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from its third-party data provider, Super Derivates. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. When the Company writes an option, an amount equal to the premium received by the Company is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written.

There are no Level 3 investments on June 30, 2010 or December 31, 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$267,116	$0	$0	$267,116
Commodity options owned, at fair value	$0	$825	$0	$825
Liabilities:
Commodity options written, at fair value	$0	$(1,795)	$0	$(1,795)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$105,410	$0	$0	$105,410
Commodity options owned, at fair value	$0	$60	$0	$60

Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact the Company’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on the Company’s financial statements.

C.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of June 30, 2010 and December 31, 2009, restricted cash totaled $1,599,808 and $1,628,359, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

D.	Income Taxes

The Company is treated as a partnership for U.S. federal income tax purposes. As such, the Company is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these condensed financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

E.	Capital Accounts

The Company accounts for subscriptions, allocations and redemptions on a per Member capital account basis.

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Managing Member on a pro rata basis in accordance with the Members’ respective capital balances. The Managing Member has not and does not presently intend to make any distributions.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in the condensed statements of operations under the caption realized.

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

The Company pays the Trading Advisor a base fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month were added back to the assets and there was no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor (See Note 9).

Effective January 1, 2010, the Company’s management fees to Kenmar Preferred (previously administrative services fees paid to the Members) and expense cap are both calculated on the Net Assets of the Company at rates of 6.00% and 1.50% per annum, respectively. Investors continue to be able to redeem their capital on a monthly basis with the proper redemption notification.

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). No incentive fees were earned during Second Quarter 2010, Second Quarter 2009 and Year-To-Date 2010. Incentive fees of $593 were earned during Year-To-Date 2009 (See Note 9).

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES

The Company reimburses Kenmar Preferred for services it performs for the Company, which include, but are not limited to: management, accounting, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred for the Company were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General and administrative	$27,502	$8,810	$58,668	$17,080

Expenses payable to Kenmar Preferred and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of June 30, 2010 and December 31, 2009 were $14,250 and $28,601, respectively.

Note 5.	DEPOSITS WITH COMMODITY BROKER AND PRIME BROKER

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker.

The Company also deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker.

Note 6.	SUBSCRIPTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Organization Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of June 30, 2010 and December 31, 2009 are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Second Quarter 2010 and 2009 and Year-To-Date 2010 and 2009 is as follows:

	Trading Revenue for the
Type of Instrument	Second Quarter 2010	Second Quarter 2009	Year-To-Date 2010	Year-To-Date 2009
Commodities Contracts	$(316,217)	$(506,311)	$(47,513)	$(441,467)
Currencies Contracts	435,093	(371,611)	772,386	(572,748)
Interest Rate Contracts	1,144,819	(764,593)	1,483,390	(840,419)
Stock Indices Contracts	(654,123)	(437,330)	(517,770)	(354,366)
Purchased Options on Futures Contracts	(1,470)	(500)	(2,320)	(500)
Written Options on Futures Contracts	2,620	1,138	4,405	1,138

Total	$610,722	$(2,079,207)	$1,692,578	$(2,208,362)

Line item in Condensed Statements of Operations
Realized	$1,251,459	$(2,214,038)	$1,531,912	$(2,039,238)
Change in unrealized	(640,737)	134,831	160,666	(169,124)

Total	$610,722	$(2,079,207)	$1,692,578	$(2,208,362)

As of June 30, 2010 and December 31, 2009, the total number of futures contracts and option contracts was approximately 837 and 683 respectively.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

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

Kenmar Preferred attempts to minimize both credit and market risks by requiring the Company and its Trading Advisor to abide by various trading limitations and policies. Kenmar Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

Additionally, pursuant to the Advisory Agreement among the Company, Kenmar Preferred and the Trading Advisor, the Company shall automatically terminate the Trading Agreement, if the Net Asset Value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the effective date of the Advisory Agreement. The decline in Net Asset Value is after giving effect for distributions, subscriptions and redemptions.

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2010 and December 31, 2009, such segregated assets totaled $3,747,330 and $19,213,546, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $59,010 and $163,718 at June 30, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2010, all open futures contracts mature within twenty-seven months.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2010 and 2009. This information has been derived from information presented in the condensed financial statements.

	Three Months Ended June 30, 2010 (Unaudited)	Six Months Ended June 30, 2010 (Unaudited)
	Member	Member
Total return:(1), (4)
Total return before incentive fee	0.38%	2.85%
Incentive fee	0.00%	0.00%

Total return after incentive fee	0.38%	2.85%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	9.55%	9.55%
Incentive fee(1)	0.00%	0.00%

Total expenses and incentive fee	9.55%	9.55%

Net investment loss(2), (3)	(9.49)%	(9.52)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2009 (Unaudited)					Six Months Ended June 30, 2009 (Unaudited)
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Member DFT I	Member KGT	Member FST	Member Series D(5)	Member Series F(5)
Total return:(1), (4)

Total return before incentive fee	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(8.56)%	(8.56)%	(8.56)%	(7.06)%	(7.06)%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.01%	0.00%	0.00%

Total return after incentive fee	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(8.55)%	(8.55)%	(8.55)%	(7.06)%	(7.06)%

Ratios to average net asset values:

Expenses prior to incentive fee(2)	2.87%	3.14%	2.87%	2.91%	2.92%	2.97%	3.22%	2.97%	2.91%	2.92%
Incentive fee(1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%	0.01%	0.00%	0.00%

Total expenses and incentive fee	2.87%	3.14%	2.87%	2.91%	2.92%	2.97%	3.27%	2.98%	2.91%	2.92%

Net investment loss(2), (3)	(2.87)%	(3.14)%	(2.87)%	(2.91)%	(2.92)%	(2.95)%	(3.20)%	(2.95)%	(2.91)%	(2.92)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	SUBSEQUENT EVENTS

From July 1, 2010 through August 10, 2010, there were redemptions of $371,012.

The Company has entered into a Trading Advisor Agreement with Graham Capital Management, L.P. (“Graham”), whereby, beginning July 1, 2010 Graham will manage a portion of the Company’s assets pursuant to its K4D-15V Program.

The Company will pay Graham a base fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month as defined in the Advisory Agreement. Additionally, the Company will pay Graham an incentive fee accrued monthly and paid quarterly of 22% for achieving “New High Net Trading Profits” (as defined in the Advisory Agreement).

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2010 (“Second Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve the Members effective close of business on December 31, 2009. The managing owner also converted the Registrant from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Registrant. Investors in the Members who elected not to redeem their units in the Registrant at December 31, 2009 were mandatorily redeemed from the Registrant effective close of business December 31, 2009 and received a direct ownership Interest in the Registrant beginning January 1, 2010 equal to their pro rata indirect interest in Registrant as of close of business. Each Member filed with the SEC on January 5, 2010 to de-register its Units under Section 12(g) of the Securities Exchange Act of 1934. The Members were no longer be subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

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

Managing Member and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Member”). Kenmar Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Kenmar Preferred, is the Managing Member of the Registrant, and has been delegated administrative authority over the operations of the Registrant.

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

Effective July 1, 2010, Registrant entered into a Trading Advisor Agreement with Graham Capital Management, L.P. (“Graham”), whereby, beginning July 1, 2010, Graham will manage a portion of Registrant’s assets pursuant to its K4D-15V Program.

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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Member to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

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

The valuation of Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Member are final and conclusive as to all of Registrant’s Members. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

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

Of the Registrant’s unrealized gains (losses) at June 30, 2010, $267,116 or 100.36% of the Registrant’s investments are classified as Level 1 and $(970) or (0.36)% as Level 2. Of the Registrant’s unrealized gains (losses) at December 31, 2009, $105,410 or 100.06% of the Registrant’s investments at December 31, 2009 are classified as Level 1 and $(60) or (0.06)% as Level 2. There are no Level 3 investments at June 30, 2010 or December 31, 2009.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact the Registrant’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on the Registrant’s financial statements.

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

Subscriptions and Redemptions

Second Quarter 2010

Subscriptions of Interests for the Second Quarter 2010 were $0. Redemptions of Interests for the Second Quarter 2010 were $544,471.

Second Quarter 2009

Subscriptions of Interests for the quarter ended June 30, 2009 (“Second Quarter 2009”) were $19,082,000. Redemptions of Interests for the Second Quarter 2009 were $3,881,008.

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

Market Overview

Following is a market overview for Second Quarter 2010 and Second Quarter 2009:

Second Quarter 2010

The Second Quarter of 2010 jolted the global financial markets. The economy took a backseat as the escalating sovereign debt problems in some Eurozone countries, questions about the European banking system and renewed misgivings about the ultimate fate of the euro dominated the financial markets. Economic data was simply not strong enough to overcome the negative influence of European developments. The tone of economic data deteriorated during the quarter. Consumer spending failed to follow up on that of the robust first quarter. After starting the quarter on a bright note, private payroll employment slipped back to a disappointing pace. Other labor market indicators also appeared to be stalling.

Commodities had a mixed quarter, which was surprising given the broad based risk aversion. While industrial commodities were hurt by the fears surrounding global growth prospects, agricultural commodities rallied thanks to strong emerging market demand and the unusually hot, dry weather.

Interest Rates: With all the stars lining up, global financial turmoil, disappointing U.S. growth and the renewed threat of deflation, U.S. Treasury bonds had their best quarter since the fourth quarter of 2008. Yields dropped below the 3% level for the first time since April 2009. The Federal Reserve kept policy unchanged throughout the quarter and there were no indications of imminent change in interest rate policy. The major Federal Reserve actions during the quarter were the reestablishment of the temporary dollar liquidity swaps with various central banks in order to contain the fallout from the Eurozone crisis. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged throughout the quarter as well. The Reserve Bank of Australia continued its rate hike cycle that began late in 2009 as the economy and labor markets strengthened on the back of strong demand for commodities from its Asian trading partners.

Currencies: The U.S. dollar rally that began in December 2009 reached a crescendo in the second quarter. In addition to the euro’s weakness, the dollar was buoyed by global risk aversion and flight to quality in the second quarter. The U.S. Dollar Index gained approximately 6.2%, and climbed above 86 for the first time since April 2009. The dollar appreciated smartly against the euro as the storm clouds quickly spread from Greece to engulf Portugal, Spain and Ireland and threatened the very future of the European Monetary Union. The euro finished the second quarter down approximately 9.1% against the dollar. The British pound fared better, declining 1.6% in the second quarter against the greenback. The Japanese yen not surprisingly rallied with the rising global risk aversion, gaining 5.8% against the dollar. The two currencies heavily influenced by commodities, the Australian and Canadian dollars, fell sharply despite solid economic data. The Australian and Canadian dollars dropped 7.5% and 4.4%, respectively, against the U.S. dollar.

Indices: The strongest equity rally since the 1930s hit a brick wall in the second quarter as stock prices suffered their first quarterly decline since the first quarter of 2009. Unlike in the first quarter, robust earnings were not enough to overcome the Eurozone jitters and growing fears of sovereign debt crisis around the developed world. The losses were broad-based across most sectors. The Dow Jones Industrial Average, S&P 500 and NASDAQ fell approximately 9.9%, 11.9% and 12.0%, respectively, for the quarter. European stocks, weighed down by problems in Greece, lagged U.S. equities, although the German markets were an exception. The STOXX 600, a broad measure of European equities, declined approximately 16.4%, in dollar terms, although in euro terms it showed a smaller loss of 7.7%. The CAC, FTSE 100 and DAX closed the quarter with losses of approximately 13.4%, 13.4% and 3.1%, respectively. Asian markets were more mixed as the Nikkei fell 15.4% and the Hang Seng declined 5.2%, the Korean Kospi edged up 0.3%. The Australian All Ordinaries Index posted an 11.6% decline.

Energies: Crude oil fell 10.9% on the back of macro risk aversion and softening freight data. Natural gas soared 13.0%, reflecting the fact that at current prices it is an attractive substitute for other energy products. Heating oil ended the quarter with an approximate 10.6% loss. Reformulated gasoline followed crude and heating oil and declined 11.3% in the quarter.

Metals: Gold registered a solid 10.7% gain during the quarter. Although the dollar remains the preferred safe haven, the euro’s troubles appear to have supported gold. The international community’s desire to diversify their reserves may be helping gold given the euro and the sterling’s weakness. Silver lagged gold, rising 4.4%, but the performance was surprising given that base metals, which often have a strong correlation to silver, fell steeply. Copper, aluminum and nickel ended the quarter with declines of 17.9%, 15.9%, and 21.2%, respectively.

Agriculturals /Softs and Grains: Agricultural commodities generally gained during the quarter. Coffee led the way with a 19.5% surge on the back of weak harvests in Vietnam and Central America. Sugar rebounded back from a steep plunge in the previous quarter, rising 8.0%. Grains managed modest gains as the macro environment weighed against generally supportive fundamentals.

Second Quarter 2009

The Second Quarter of 2009 displayed snippets of evidence that the U.S. economy had bottomed but the problem remained that two key areas, housing and employment, showed only modest indications of a turnaround. U.S. economic metrics were far from optimistic during the quarter as the unemployment rate rose to 9.5%, and many market participants believe it is possible that it will climb above the double-digit mark during the second-half of 2009. Since December 2007, the US lost approximately 6.5 million jobs, of which 1.3 million were lost in the past quarter. As for the stimulus packages, they are making their way into the economy, but at a snail’s pace. The third quarter could see a larger macro impact.

Interest Rates: U.S. Treasury yields steepened through most of the quarter. In May, a downward less-than-expected revision of the first quarter GDP encouraged risk taking and the yield curve hinted the economy was in a recovery cycle. The June Federal Open Market Committee meeting indicated that the Fed would maintain an accommodative policy through year end and they expressed little concern on inflation. While the yield curve still indicates the economy is in recovery mode, it does not foreshadow a quick “V” shaped recovery but rather an extended “U” pattern. The Federal Reserve kept rates at 0 to 25 basis points through the quarter. The Bank of England and the Bank of Japan (“BOJ”) kept key rates unchanged through the quarter as well. Japan continued in a recession during the quarter but, as in the U.S. and Eurozone, the worst appears to be over. After being criticized for lowering rates only 25 basis points in April, the European Central Bank (“ECB”) cut rates by another 25 basis points to 1.00% in May. Jean Claude Trichet, ECB president, made it apparent they were likely finished cutting rates for the near future.

Currencies: The U.S. Dollar Index ended the quarter with a loss of approximately 5%. The U.S. currency survived calls from Russia and the other BRIC nations for a so-called “supranational” currency. An increased appetite for risk weighed on the dollar for much of the quarter, although that appeared to lessen toward the end of June. After being annihilated in the first quarter, the pound managed a solid recovery on indications that UK housing may have bottomed. The euro finished the second quarter up approximately 6% on the dollar. The Japanese yen ended the quarter up overall and the BOJ continued to engage in heavy stimulus activity.

Indices: It was a positive overall quarter for global equities, however, U.S. equities lost some ground in June in what appeared to be a correction due to concerns surrounding consumers, housing and employment. Energy and financial stocks led the U.S. rally as the Dow Jones Industrial Average, S&P 500 and NASDAQ all gained approximately 11%, 15% and 20%, respectively, for the quarter. A similar pattern unfolded in Europe with modest losses in June within solid quarterly performance. The STOXX 600, a broad measure of European equities, rose approximately 16% during the quarter. The CAC and the DAX closed the quarter with gains as well. In Asia, the Nikkei jumped over 22% as concerns surrounding North Korea’s nuclear program served as only brief interruptions. The particularly volatile Hang Seng rose approximately 23%, while the Australian All Ordinaries Index and Korea’s Kospi rallied as well. Russian stocks recovered as the quarter progressed in a rally that began at the end March. Improved oil prices were a primary motivator of the turnaround.

Energies: Crude followed movements of the equity markets, offsetting ongoing demand destruction, which seems to have been discounted by the market. In addition, the weakening U.S. dollar, “economic optimism” based on Asian and U.S. data, continued disruption of output by rebel groups in Nigeria and Chinese stockpiling fueled crude’s rally as it surged approximately 44% within the Dow Jones-UBS Commodity Index (“DJUBS”) during the quarter. For natural gas, temperatures ran cool in key consuming regions, keeping demand in check. Heating oil ended the quarter with an approximate 28% gain within the DJUBS. Reformulated gasoline had a strong quarter as gasoline at the pump continued to rise but demand still ran down 2.5% from last year. With supplies more than 22% ahead of last year and storage facilities full, natural gas finished the quarter up only 4% within the DJUBS.

Metals: Reduced global financial market fears diminished flight-to-safety demand for gold during the second quarter as gold finished relatively flat for the quarter. Silver closed out the period with an approximate 5% gain as jewelry demand was quiet, although there was a slight increase in India’s purchases. China was a periodic buyer. Base metals witnessed overall gains across the board in the quarter, mainly attributable to China’s strategic commodity re-stocking, the weaker U.S. dollar, investment demand and economic optimism. Profits of over 52%, 22%, 18% and 17% for nickel, copper, zinc and aluminum, respectively, within the DJUBS, were showcased through the quarter.

Agriculturals /Softs and Grains: Fear that the H1N1 Influenza (Swine Flu) would somehow be spread overseas from pork products originating in the U.S. led to bans on US pork products, resulting in an approximate 2% loss within the DJUBS during the quarter. For the first half of the quarter, cotton prices reacted bullishly to the uncertain weather conditions and the quarter ended up approximately 15% within the DJUBS. Planting time fears saw grain prices rally in April and May, hitting a nine month high due to the overly wet conditions, which kept farmers from getting their steel in the field. However, once conditions dried out and forecasts for more spring-like weather were predicted, all the upside gains were given back during the month of June as the USDA Planting Acreage Report rattled the agricultural markets. The downside effect on soybeans was not quite as pronounced, however, as this crop can be planted later in the season with much less attributable yield loss. Sugar ended the quarter with profits of over 32% within the DJUBS as prices were driven higher by steady demand patterns out of India, the world’s biggest consumer; changing global weather patterns which threatened production in Brazil, the world’s largest producer; investment interest and a weak US dollar. Coffee finished the quarter up approximately 2% within the DJUBS, attributable to a weak dollar, solid technicals and the relief from a treat of adverse weather.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of the Second Quarter 2010 and 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the Second Quarter 2010 and 2009.

Second Quarter 2010

As of June 30, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	28.01%

Energies	5.88%

Grains	6.13%

Indices	9.68%

Interest Rates	39.08%

Meats	0.50%

Metals	8.97%

Tropicals	1.75%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for Second Quarter 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Japanese yen, British pound and euro. The majority of losses were experienced in the Australian, Canadian and New Zealand dollars, Mexican peso and Swiss franc.

Energies: (-) Registrant experienced losses in brent crude, crude oil, gas oil, reformulated gasoline and heating oil.

Grains: (-) Registrant experienced gains in corn. The majority of its losses were incurred in bean oil, cotton, wheat, soybean meal and soybeans

Indices: (-) Registrant experienced losses in the S&P 500, DJ Stoxx 50, CAC 40, DAX, FTSE, Nasdaq and Nikkei.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasuries, Short Sterling, Eurodollar, Euribor Liffe, German Bonds, Bund and Bobl and Japanese Government Bonds. The majority of losses were experienced in Australian and Canadian Bonds.

Meats: (-) Registrant experienced losses in live hogs and cattle.

Metals: (-) Registrant experienced gains in gold and silver. Losses were realized in zinc, nickel, copper and aluminum.

Softs: (-) Registrant experienced losses in sugar, coffee and cocoa.

Second Quarter 2009

As of June 30, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	30.40%

Energies	5.03%

Grains	8.05%

Interest Rates	31.71%

Meats	0.63%

Metals	4.85%

Indices	18.13%

Tropicals	1.20%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the Second Quarter 2009 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the Australian and New Zealand dollars. The majority of losses were seen in the British pound, Canadian dollar, euro and Japanese yen.

Energies: (-) Registrant experienced gains in natural gas. Losses were incurred in reformulated gasoline, crude oil and Brent crude.

Grains: (+) Registrant experienced gains in wheat, corn and soybeans. Losses were incurred in cotton.

Indices: (-) Registrant experienced a majority of its losses in the DAX, DJ STOXX, London FTSE, Hang Seng, Nasdaq, Nikkei and the S&P 500.

Interest Rates: (-) Registrant experienced a majority of its losses in US Treasury Notes, German Bund and Bobl and Japanese Government Bonds.

Meats: (+) Registrant experienced gains in live hogs. Losses were incurred in live and feeder cattle.

Metals: (-) Registrant experienced losses in nickel, copper, silver, gold, aluminum and zinc.

Softs: (+) Registrant experienced gains in sugar. Losses were incurred in coffee and cocoa.

Results of Operations

Second Quarter 2010

The Net Asset Value of Registrant as of June 30, 2010 was $21,933,399, a decrease of $459,846 from the March 31, 2010 Net Asset Value of $22,393,245. Registrant’s average net asset level during the Second Quarter 2010 was approximately $22,182,000. Registrant’s average net assets during the Second Quarter 2010 in comparison to the Second Quarter 2009 decreased by approximately $3,313,000 primarily due to the net effect of redemptions.

Registrant’s performance for the Second Quarter 2010 was 0.38%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Second Quarter 2010 were approximately $611,000.

Commissions and other transaction fees for the Second Quarter 2010 were approximately $8,000, a decrease of approximately $4,000 as compared to the Second Quarter 2009, primarily due to the decrease in the average net asset levels discussed above.

Trading Advisor Management Fees for the Second Quarter 2010 were approximately $112,000, a decrease of approximately $42,000 as compared to the Second Quarter 2009, primarily due to the decrease in the average net asset levels discussed above.

Management Fees for the Second Quarter 2010 were approximately $334,000, an increase of approximately $334,000 as compared to the Second Quarter 2009 primarily due to the change in structure discussed above. See Note 1 and Note 3 of the Registrants 2009 Annual Report for a further discussion of the change in structure.

During the Second Quarter 2010 no incentive fees were earned, as the fund’s incentive fee calculation did not exceed the previous high water mark on which the Trading Advisor was paid an incentive fee.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Second Quarter 2010 were approximately $133,000.

Second Quarter 2009

The Net Asset Value of Registrant as of June 30, 2009 was $27,432,385, an increase of $12,902,631 from the March 31, 2009 Net Asset Value of $14,529,754. Registrant’s average net asset level during the Second Quarter 2009 was approximately $25,495,000. Registrant’s average net assets during the Second Quarter 2009 in comparison to the Second Quarter 2008 increased by approximately $4,737,000 primarily due to subscriptions.

Registrant’s performance for the Second Quarter 2009 was (7.06)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees for the Second Quarter 2009 were approximately $(2,079,000).

Commissions and other transaction fees for the Second Quarter 2009 were approximately $12,000, an increase of approximately $3,000 as compared to the Second Quarter 2008, primarily due to an increase in the average net asset levels discussed above.

Trading Advisor Management Fees for the Second Quarter 2009 were approximately $154,000, an increase of approximately $48,000 as compared to the Second Quarter 2008, primarily due to an increase in the average net asset levels discussed above.

During the Second Quarter 2009 no incentive fees were earned, as the fund’s incentive fee calculation did not exceed the previous high water mark on which the Trading Advisor was paid an incentive fee.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Second Quarter 2009 were approximately $53,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2010.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures during Second Quarter 2010. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of June 30, 2010, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d –15(f) under the Exchange Act) during the Second Quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: August 10, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 10, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)