Form 10-Q
period 2010-09-30
KMP Futures Fund I LLC
filed 2010-11-12
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC

(Exact name of registrant as specified in its charter)

Delaware	13-7075398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No   ☒

KMP FUTURES FUND I LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2010

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$32,595,469	$23,723,816
Interest receivable		54
Commodity options owned, at fair value (premiums paid $145 and $300 at September 30, 2010 and December 31, 2009, respectively)	70	60
Net unrealized gain on open forward contracts	263,865	0
Net unrealized gain on open futures contracts	973,926	105,410

Total assets	$33,833,330	$23,829,340

LIABILITIES
Commodity options written, at fair value (premiums received $280 and $600 at September 30, 2010 and December 31, 2009, respectively)	$155	$120
Accrued expenses payable	142,965	135,558
Management fees payable	56,267	39,943
Redemptions payable (Includes $11,861,650 and $23,047,803 at September 30, 2010 and December 31, 2009 to be converted to individual memberships)	12,135,398	23,653,719

Total liabilities	12,334,785	23,829,340

MEMBERS’ CAPITAL (Net Asset Value)	21,498,545	0

Total liabilities and members’ capital	$33,833,330	$23,829,340

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	1.55%	$521,637	0.54%	$127,366
Currencies	0.87%	290,326	(0.36)%	(85,037)
Energies	0.65%	216,347	0.00%	0
Interest rates	1.10%	369,860	0.01%	1,441
Stock indices	(0.11)%	(38,136)	0.50%	119,001

Net unrealized gain on futures contracts purchased	4.06%	1,360,034	0.69%	162,771

Futures contracts sold:
Commodities	(0.31)%	(104,069)	(0.23)%	(53,262)
Currencies	(0.18)%	(59,120)	(0.02)%	(4,080)
Energies	(0.66)%	(222,522)	0.00%	0
Interest rates	0.00%	(678)	0.00%	1,120
Stock indices	0.00%	281	0.00%	(1,139)

Net unrealized loss on futures contracts sold	(1.15)%	(386,108)	(0.25)%	(57,361)

Net unrealized gain on open futures contracts	2.91%	$973,926	0.44%	$105,410

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	1.23%	$411,706	0.00%	$0

Forward currency contracts sold:
Net unrealized loss on forward contracts sold	(0.44)%	(147,841)	0.00%	0

Net unrealized gain on forward contracts	0.79%	$263,865	0.00%	$0

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital*	Fair Value
Purchased Options on Futures Contracts:

Fair value of options purchased	0.00%	$70	0.00%	$60

Commodity options owned, at fair value (premiums paid $145 and $300 at September 30, 2010 and December 31, 2009, respectively)	0.00%	$70	0.00%	$60

Written Options on Futures Contracts:

Fair value of options written	0.00%	$(155)	0.00%	$(120)

Commodity options written, at fair value (premiums received $280 and $600 at September 30, 2010 and December 31, 2009, respectively)	0.00%	$(155)	0.00%	$(120)

*	Includes redemptions payable at September 30, 2010 and December 31, 2009.

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Realized	$147,630	$(298,788)	$1,679,542	$(2,338,026)
Change in unrealized	971,525	718,100	1,132,191	548,976
Interest income	4,408	247	8,038	1,343

Total revenues (losses)	1,123,563	419,559	2,819,771	(1,787,707)

EXPENSES
Brokerage commissions fees	22,922	9,690	40,925	26,197
Management fees	322,793	0	994,843	0
Trading Advisor management fees	168,062	132,821	394,110	366,619
Incentive fees	0	0	0	593
Operating expenses	87,675	86,303	294,967	174,604

Total expenses	601,452	228,814	1,724,845	568,013

General and administrative expenses refunded to the Managing Owner and affiliates	57,279	0	0	0

Net expenses	658,731	228,814	1,724,845	568,013

NET INCOME (LOSS)	$464,832	$190,745	$1,094,926	$(2,355,720)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

Nine Months ended September 30, 2010	Individuals’ Capital	Series E	Total
Members’ capital at December 31, 2009	$0	$0	$0

Additions	23,047,803	12,170,845	35,218,648

Redemptions	(2,335,465)	(12,479,564)	(14,815,029)

Net income for the nine months ended September 30, 2010	786,207	308,719	1,094,926

Members’ capital at September 30, 2010	$21,498,545	$0	$21,498,545

	Members’ Capital
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Nine months ended September 30, 2009

Balances at December 31, 2008	$11,561,900	$638,493	$3,929,018	$0	$0	$16,129,411

Additions	0	0	0	4,887,000	14,195,000	19,082,000

Redemptions	(1,642,785)	(608,162)	(739,578)	(1,107,422)	(3,738,809)	(7,836,756)

Net loss for the nine months ended September 30, 2009	(850,419)	(30,331)	(285,574)	(311,847)	(877,549)	(2,355,720)

Balances at September 30, 2009	$9,068,696	$0	$2,903,866	$3,467,731	$9,578,642	$25,018,935

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

As of January 1, 2009, the Company consisted of three members: Diversified Futures Trust I (“Member DFT I”) Futures Strategic Trust (“Member FST”), and Kenmar Global Trust (“Member KGT”). On April 1, 2009 World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) received a voting membership interest in the Company. Member DFT I, Member FST, Member KGT, Member Series D, Member Series F, are collectively (the “Members”). Effective September 30, 2009, Member KGT fully redeemed from the Company.

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

On July 1, 2010, World Monitor Trust II Series E (“Series E”) contributed all of its assets into the Company and received a voting membership interest. On July 30, 2010, pursuant to Section 13.1(h) of the Trust Agreement, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Series E, determined to dissolve Series E effective as of the close of business on September 30, 2010 (date of termination). Investors in Series E who elect not to redeem as of September 30, 2010 (date of termination) will receive a pro rata distribution of their interest in Series E on September 30, 2010 and replace it with a direct ownership interest in the Company on October 1, 2010.

Effective November 12, 2009, the Company became a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company became subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

B.	The Trading Advisors

The Company operates under an advisory agreement with Winton Capital Management Limited (“Winton”), pursuant to its Diversified Program. Beginning July 1, 2010 the Company entered into a second Trading Advisor Agreement with Graham Capital Management, L.P. (“Graham”), pursuant to its K4D-15V Program (collectively with Winton and Graham, the “Trading Advisors”). Beginning July 1, 2010, the Company allocated approximately one-half of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”) with such allocations to be re-balanced quarterly.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2010, the condensed statements of operations for the three months ended September 30, 2010 (“Third Quarter 2010”), and for the nine months ended September 30, 2010 (“Year-To-Date 2010”) and for the three months ended September 30, 2009 (“Third Quarter 2009”) and for the nine months ended September 30, 2009 (“Year-To-Date 2009”), and the condensed statements of changes in members’ capital for the Year-To-Date 2010 and Year-To-Date 2009, are unaudited. In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of September 30, 2010 and the results of its operations for the Third Quarter 2010, Third Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties.

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

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to Kenmar Preferred, its Trading Advisor’s and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third-party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2).

The market values of forward currency (non-exchange traded) contracts (Level 2) was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from third party data providers i.e. Bloomberg and Interactive Data Corporation (Level 2).

The market value of option (non-exchange traded) (Level 2) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from its independent third-party data provider, Super Derivates.

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

There are no Level 3 investments on September 30, 2010 or December 31, 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$973,926	$0	$0	$973,926
Net unrealized gain on open forward contracts	$0	$263,865	$0	$263,865
Commodity options owned, at fair value	$0	$70	$0	$70

Liabilities:
Commodity options written, at fair value	$0	$(155)	$0	$(155)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$105,410	$0	$0	$105,410
Commodity options owned, at fair value	$0	$60	$0	$60

Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

B.	Recent Accounting Pronouncements

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

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of September 30, 2010 and December 31, 2009, restricted cash totaled $3,673,422 and $1,628,359, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Foreign Currency Transactions (Continued)

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

Operating expenses of the Company are paid for by the Company, subject to an expense cap of 1.5% of the Company’s Net Asset Value per annum. Operating expenses include legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

B.	Management and Incentive Fees

The Company pays Winton and Graham monthly management fees at an annual rate of 2% and 2% respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, the Company pays Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements. No incentive fees were earned during Third Quarter 2010, Third Quarter 2009 and Year-To-Date 2010. Incentive fees of $593 were earned during Year-To-Date 2009 (See Note 9).

Effective January 1, 2010, the Company’s management fees to Kenmar Preferred (previously administrative services fees paid to the Members) and expense cap are both calculated on the Net Assets of the Company at rates of 6.00% and 1.50% per annum, respectively, with the fee being waived for Series E from July 1 to September 30, 2010. Investors continue to be able to redeem their capital on a monthly basis with the proper redemption notification.

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES

The Company reimburses Kenmar Preferred for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred for the Company were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Management	$322,793	$0	$994,843	$0

General and administrative (operating expense)	30,090	25,847	88,758	42,927

Total	352,883	25,847	1,083,601	42,927

General and administrative expenses refunded to the Managing Member and its affiliates	57,279	0	0	0

Total	$410,162	$25,847	$1,083,601	$42,927

Expenses payable to Kenmar Preferred and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of September 30, 2010 and December 31, 2009 were $33,101 and $28,601, respectively.

Note 5.	DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK

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

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of September 30, 2010 and December 31, 2009 are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments.

The following presents the fair value of derivative contracts at September 30, 2010 and December 31, 2009. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	September 30, 2010
Description	Assets	Liabilities	Net
Futures contracts	$1,754,532	$(780,606)	$973,926

Forward Contracts	1,141,704	(877,839)	263,865

Option Contracts	70	(155)	(85)

Total gross fair value of derivatives	$2,896,306	$(1,658,600)	$1,237,706

	December 31, 2009
Description	Assets	Liabilities	Net
Futures contracts	$445,592	$(340,182)	$105,410

Option Contracts	60	(120)	(60)

Total gross fair value of derivatives	$445,652	$(340,302)	$105,350

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Third Quarter 2010 and 2009 and Year-To-Date 2010 and 2009 is as follows:

	Trading Revenue for the
Type of Instrument	Third Quarter 2010	Third Quarter 2009	Year-To-Date 2010	Year-To-Date 2009
Commodities Contracts	$57,960	$(33,666)	$10,447	$(475,133)
Currencies Contracts	33,963	392,924	806,349	(179,824)
Interest Rate Contracts	1,232,530	474,744	2,715,920	(365,674)
Stock Indices Contracts	(441,053)	(416,824)	(958,823)	(771,190)
Purchased Options on Futures Contracts	(1,310)	(2,058)	(3,630)	(2,558)
Written Options on Futures Contracts	2,730	4,192	7,135	5,330

Forward Currency Contracts	234,335	0	234,335	0

Total	$1,119,155	$419,312	$2,811,733	$(1,789,049)

Line item in Condensed Statements of Operations
Realized	$147,630	$(298,788)	$1,679,542	$(2,338,026)
Change in unrealized	971,525	718,100	1,132,191	(548,977)

Total	$1,119,155	$419,312	$2,811,733	$(1,789,049)

For the Third Quarter and Year-to-Date 2010, the total number of closed futures contracts was approximately 7,105 and 10,284, and the total number of closed option contracts was approximately 6 and 28, respectively, and the average monthly notional value of forwards contracts closed was approximately $286,724,221 and $95,574,740, respectively.

For the Third Quarter and Year-to-Date 2009, the total number of closed futures contracts was approximately 1,570 and 4,201 respectively, and the total number of closed option contracts was approximately 6 and 8, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during the Third Quarter 2010 and 2009 and Year to Date 2010 and 2009.

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

Kenmar Preferred attempts to minimize both credit and market risks by requiring the Company and its Trading Advisors to abide by various trading limitations and policies. Kenmar Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

Additionally, pursuant to the Advisory Agreement among the Company, Kenmar Preferred and the Trading Advisors, the Company shall automatically terminate the Trading Agreement, if the Net Asset Value allocated to the Trading Advisors declines by 40% from the value at the beginning of any year or since the effective date of the Advisory Agreement. The decline in Net Asset Value is after giving effect for distributions, subscriptions and redemptions.

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2010 and December 31, 2009, such segregated assets totaled $6,848,182 and $19,213,546, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $2,459 and $163,718 at September 30, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2010, all open futures contracts mature within forty-five months.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and nine months ended September 30, 2010 and 2009. This information has been derived from information presented in the condensed financial statements.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Individual	Series E(5)	Individual	Series E(5)
Total Return:(1),(4)

Total return before incentive fees	0.78%	2.57%	3.65%	2.57%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	0.78%	2.57%	3.65%	2.57%

Ratios to average net asset value:

Expenses prior to incentive fee(2)	10.40%	3.32%	9.83%	3.32%
Incentive fees(1)	0.00%	0.00%	0.00%	0.00%

Total expenses and incentive fee	10.40%	3.32%	9.83%	3.32%

Net investment loss(2),(3)	(10.35)%	(3.27)%	(9.79)%	(3.27)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Series E contributed its net assets to the Company effective July 1, 2010.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2009 (Unaudited)					Nine Months Ended September 30, 2009 (Unaudited)
	Member DFT I	Member KGT(6)	Member FST	Member Series D	Member Series F	Member DFT I	Member KGT(6)	Member FST	Member Series D(5)	Member Series F(5)
Total return:(1),(4)

Total return before incentive fee	0.85%	0.85%	0.85%	0.85%	0.85%	(7.78)%	(7.78)%	(7.78)%	(6.27)%	(6.27)%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.01%	0.00%	0.00%

Total return after incentive fee	0.85%	0.85%	0.85%	0.85%	0.85%	(7.77)%	(7.77)%	(7.77)%	(6.27)%	(6.27)%

Ratios to average net asset values:

Expenses prior to incentive fee(2)	3.51%	4.10%	3.53%	3.53%	3.54%	3.12%	3.27%	3.13%	3.18%	3.18%
Incentive fee(1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.07%	0.01%	0.00%	0.00%

Total expenses and incentive fee	3.51%	4.10%	3.53%	3.53%	3.54%	3.12%	3.34%	3.14%	3.18%	3.18%

Net investment loss(2),(3)	(3.51)%	(4.09)%	(3.52)%	(3.52)%	(3.54)%	(3.11)%	(3.26)%	(3.12)%	(3.18)%	(3.18)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.
(6)	Member KGT redeemed all of its membership interest in the Company as of September 30, 2009.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	SUBSEQUENT EVENTS

From October 1, 2010 through November 12, 2010, there were subscriptions, inclusive of the direct ownership interest of Series E’s interestholders, and redemptions of $11,861,650 and $259,160, respectively.

Effective October 1, 2010 the Company entered into an amendment to change the management and incentive fee charged to its trading advisors. The Company will pay Graham and Winton monthly management fees at the annual rate of 2.0% and 1.5% respectively, of their Managed Accounts’ allocated assets as defined in the amendment to their respective Advisory Agreements. Additionally, effective October 1, 2010 the Company will pay each of Graham and Winton an incentive fee accrued monthly and paid quarterly of 20%, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in the amendment to their respective Advisory Agreements.

The Managing Member has determined that it is in the best interest of the Company to invest a portion of non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, or (iii) corporate bonds or notes.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2010 (“Third Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing member of the Members determined to dissolve the Members effective close of business on December 31, 2009. The Managing Member also converted the Registrant from an aggregate trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Registrant under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Investors in the Members who elected not to redeem their units in the Registrant at December 31, 2009 were mandatorily redeemed from such Member effective close of business December 31, 2009 and received a direct ownership Interest in the Registrant beginning January 1, 2010 equal to their pro rata indirect interest in Registrant as of close of business December 31, 2009. Each Member filed with the SEC on January 5, 2010 to de-register its Units under Section 12(g) of the Exchange Act. The Members were no longer subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

Effective July 1, 2010, World Monitor Trust II – Series E (“Member Series E”), pursuant to its Trust Agreement, the managing member of Member Series E determined to dissolve Member Series E effective close of business on September 30, 2010. Investors in Member Series E who elected not to redeem prior to September 30, 2010 were mandatorily redeemed from Member Series E effective close of business September 30, 2010 and received direct ownership Interest in Registrant equal to their pro rata indirect interest in Registrant as of close of business September 30, 2010.

Registrant is a reporting company pursuant to the Exchange Act. Moreover, as a commodity pool, Registrant is subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

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

In addition to selecting the trading advisors, the Managing Member monitors the trading activity and performance of the trading advisors and adjusts the overall leverage at which Registrant trades. The commitment of Registrant to the trading advisors may exceed 100% of Registrant’s total equity if the Managing Member decides to strategically allocate notional equity to such trading advisors. This may result in increased profits or larger losses than would otherwise result. There likely will be periods in the markets during which it is unlikely that the trading advisors will be profitable. By having the ability to leverage Registrant’s market commitment to below its actual equity during such periods, the Managing Member could help preserve capital while awaiting more favorable market cycles. The Managing Member currently does not intend to use notional equity.

In addition to monitoring the trading and performance of the trading advisors, the Managing Member also performs ongoing due diligence with respect to the trading advisors. If the Managing Member determines that the trading advisors have departed from its program or stated trading methodology or has exceeded its stated risk parameters, the Managing Member, on behalf of Registrant, will take such actions as it deems appropriate, which may include terminating the trading advisors. Similarly, if the Managing Member’s ongoing due diligence leads the Managing Member to determine that it is in the best interests of Registrant to add an additional trading advisor, it will do so in its sole discretion. If the Managing Member concludes, based upon its perception of market or economic conditions, that it is appropriate to allocate assets of Registrant to a different trading program run by the trading advisors, it will do so. The Managing Member may select a replacement if any of the trading advisors resign or are terminated, or may select additional advisors at its discretion.

The Trading Advisors

Trading for Registrant is directed by Winton Captital Management Limited (“Winton”) pursuant to its Diversified Program and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program (collectively, the “Trading Advisors”).

Winton

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

Winton’s principals are David W. Harding, Martin J. Hunt, Anthony H. Daniell, Matthew Beddall, Rajeev Patel, Andrew Bastow, Osman Murgian and two of his family-owned companies, Amur (Jersey) Limited and Samur (Jersey) Limited.

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

Graham

Graham trades actively on a 24-hour basis on most global exchanges as well as the 24-hour interbank market for foreign exchange both in the U.S. and abroad. From time to time, Graham adds to or deletes markets from its trading programs as ongoing research and future market conditions warrant. Graham may decide to trade certain markets and contracts to the exclusion of others in its trading programs, depending on Graham’s views from time to time. The decision to add or subtract markets from any investment program shall be at the sole discretion of Graham. Clients will not be informed of these changes as they occur.

Graham uses both quantitative and qualitative analysis in evaluating its investment programs in terms of both absolute performance and risk-adjusted return. It reviews the Sharpe ratio, standard deviation, average drawdown, and many other measures of risk in determining which trading technique offers the best risk and volatility characteristics. Graham has also developed extremely sophisticated proprietary software to study optimal portfolio weighting strategies, and the effect of specific markets on the performance, risk, correlation, and volatility characteristics of its investment programs. The actual weighting and leverage used in each market will change over time due to liquidity, price action and risk considerations. Graham also devotes considerable attention to risk management at the portfolio level to ensure balance between markets and that the overall leverage used by Graham is consistent with Graham’s conservative views on risk.

The K4D-15V quantitative investment program has its origin in Graham’s legacy trend-following systems, dated as far back as 1995. Graham’s trend systems are designed to participate selectively in potential profit opportunities that can occur during periods of price trends in a diverse number of U.S. and international markets. The trend systems establish positions in markets where the price action of a particular market signals the computerized systems used by Graham that a potential trend in prices is occurring. The trend systems are designed to analyze mathematically the recent trading characteristics of each market and statistically compare such characteristics to the historical trading patterns of the particular market. The trend systems also employ proprietary risk management and trade filter strategies that seek to benefit from sustained price trends while reducing risk and volatility exposure.

The K4D-15V Program utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, trading in approximately 100 global markets. It is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market. In addition to the trend system or systems at its base, the K4D-15V quantitative investment program has added substantial other trading strategies developed by Graham’s research department. Graham believes strongly in the importance of research and development activity and particularly in the development of new trading strategies. As one example of such efforts, Graham has incorporated a proprietary multi-factor leverage model within each of its trend-following programs to adjust the program’s exposure to key market sectors systematically based on proprietary factors that assess the potential of prices to trend in the near term. Other trading strategies developed by Graham research and added to Graham investment programs include not only a broad array of trend systems with varying time horizons, but also counter-trend trading systems and trading systems that do not seek to identify or follow price trends at all. Such systems generally are based on computerized mathematical models and rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham intends to add new trading strategies to its investment programs as well as to modify the systems currently in place in such programs in its ongoing efforts to keep pace with changing market conditions and it anticipates that the constellation of trading strategies comprising each investment program will continue to grow and evolve over time. The decision to add or subtract systems or strategies from any investment program shall be at the sole discretion of Graham. Clients will not be informed of these changes as they occur.

Competition

Registrant competes with other private and publicly offered commodity pools, as well as other alternative investments such as REITs and oil and gas limited partnerships and hedge funds. Registrant operates in a competitive environment in which it faces several forms of competition, including, without limitation:

•	Registrant competes with other commodity pools and other investment vehicles for investors.

•	The Trading Advisors may compete with other traders in the markets in establishing or liquidating positions on behalf of Registrant.

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

The valuation of Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from independent third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Member are final and conclusive as to all of Registrant’s Members. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

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

Of the Registrant’s unrealized gains at September 30, 2010, $973,926 or 78.69% of the Registrant’s investments are classified as Level 1 and $263,780 or 21.31% as Level 2. Of the Registrant’s unrealized gains (losses) at December 31, 2009, $105,410 or 100.06% of the Registrant’s investments at December 31, 2009 are classified as Level 1 and $(60) or (0.06)% as Level 2. There are no Level 3 investments at September 30, 2010 or December 31, 2009.

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

Subscriptions and Redemptions

Third Quarter 2010

Subscriptions of Interests for the Third Quarter 2010 were $12,170,845. Redemptions of Interests for the Third Quarter 2010 were $13,070,531.

Third Quarter 2009

Subscriptions of Interests for the quarter ended September 30, 2009 (“Third Quarter 2009”) were $0. Redemptions of Interests for the Third Quarter 2009 were $2,604,195.

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

Market Overview

Following is a market overview for Third Quarter 2010 and Third Quarter 2009:

Third Quarter 2010

The third quarter of 2010 was a roller coaster ride in the financial markets, with two months of powerful rallies sandwiching a month of risk aversion. While economic data published during the quarter showed a softening U.S. economy, it took a backseat to policymakers’ actions. Widespread expectations of another round of quantitative easing (“QE”) by the Federal Reserve (“Fed”) spurred hopes of reflation in asset prices. Moreover, the European Central Bank’s (“ECB”) success in containing the financial market fallout of the sovereign debt problem as well as keeping the banking system liquid and stable helped resuscitate confidence in the euro and the Eurozone economy. In that context, better-than-expected data out of Europe and especially robust growth in Germany buoyed financial markets even though problems in the troubled members of the Eurozone festered. U.S. Gross Domestic Product growth decelerated further in the second quarter to a 1.7% annual rate. The tone of economic data during the third quarter was mixed. Business spending was firm and consumer spending stabilized after weakening in the second quarter, housing dipped to new lows, with home sales reflecting the expiration of the Obama administration tax credits. Meanwhile, the U.S. labor markets remained disappointing throughout the third quarter and many market participants are predicting that the U.S. will enter into another recession over the next few quarters.

Despite the powerful rally in risk assets during the third quarter and the lack of flight to safety demand, U.S. Treasury bonds had another solid rally. The 10-year yield ended the quarter lower. While yields backed up a little in early September, the widespread expectations of QE lead to a smart rally in the second half of September. The Fed, the ECB, the Bank of England and the Bank of Japan all kept key rates unchanged throughout the quarter.

Increased confidence in the euro, the widespread rally in risk assets and the anticipation of the Fed’s second wave of QE all triggered a halt to the U.S. dollar rally that began in November 2009. The U.S. Dollar Index dropped 8.5%. Among the major currencies, the euro rose 10.7% and was the largest gainer against the dollar. The Swiss franc increased by 9.0%, and breached parity for the first time since early 2008. The British pound experienced more modest gains, appreciating by more than 5.3% to cap the quarter. Surprisingly, despite the risk-on environment, the Japanese yen remained strong increasing by 5.6% against the greenback and reached levels not seen since 1995. The Australian dollar surged 13.7% on the back of the commodity rally, robust economic data and surging exports to Asia. The Canadian dollar gained 2.9%.

Global equities rallied smartly in the third quarter. In the U.S., earnings continued to beat expectations. The gains were broad-based across the sectors, with technology leading the charge and financials lagging. The Dow Jones Industrial Average, S&P 500 and Nasdaq gained approximately 10.4%, 12.3% and 10.7%, respectively for the quarter. European equities snapped back even more powerfully, as the STOXX 600, a broad measure of European equities, surged approximately 18.9%, in dollar terms. The CAC, FTSE and DAX closed the quarter with gains of approximately 7.9%, 12.7% and 4.4% respectively. Pacific Rim markets posted mixed results during the quarter. Japan failed to participate in the global rally as the Nikkei edged down 0.1%. However, the Hang Seng rose 11.1% and the Korean Kospi gained 10.3%. The Australian All Ordinaries Index posted a 7.2% increase.

Commodities had a robust quarter, not surprising given the broad-based risk-aversion. Among the major commodities, only natural gas and cocoa declined during the quarter, while many commodities registered solid double-digit gains. Crude oil rose 6.9% and was one of the laggards in the commodity space, as the Organization for Economic Co-Operation and Development (“OECD”) demand continued to be soft. Natural gas plunged 22.5%, handily wiping out the previous quarter’s gain due to an oversupplied market. Heating oil ended the quarter with an approximate 13.6% gain, and reformulated gasoline rose a modest 3.2%.

Gold continued its steady climb, rising 8.3% to a record high. The growing fears of global competitive currency devaluation fueled the yellow metal rally. Silver soared by 22.7% as the engines of industrial and investment demand fired on all cylinders throughout the quarter. Base metals recorded large increases as well. Copper, aluminum and nickel ended the quarter with gains of 26.7%, 21.5% and 23.2%, respectively.

Price increases in agricultural commodities were the strongest in the commodity sector during the quarter. Sugar posted the largest gain with a 55.4% surge. Wheat surged on bad harvests and export clampdowns in Russia. The other grains and cotton were also strong performers during the quarter. Cotton soared as the world’s textile mills, nervous about a global shortage of cotton, propelled prices of the fiber to their highest levels in 15-years.

Third Quarter 2009

The National Bureau of Economic Research is likely mark the third quarter of 2009 as the beginning of the recovery in the US economy. Gross Domestic Product data for the quarter will not be published until later in October, but based on other data released to date, it is clear that economic growth picked up nicely in the quarter. The stimulus packages made their full impact during the quarter and the cash-for-clunkers program gave a further boost to the economy. More importantly, the US housing market, which had been at the epicenter of the current downturn, showed tentative signs of building on the modest gains of the previous quarter, aided by the $8,000 first time homebuyer credit. The latest Case-Shiller Housing Index indicated that home prices and existing and new home sales both recorded decent gains during the quarter. However, the labor market remained in the doldrums. While the pace of job losses slowed, they continued at levels that almost matched the peak of the previous recession and the unemployment rate marched relentlessly up to 9.8%. The current downturn now ranks as the worst among all postwar recessions in terms of percentage job losses.

Despite the indications of economic recovery and the growing risk appetite, US Treasury yields rallied during the quarter on the back of weak and falling inflation figures, robust demand at auctions, and the Federal Reserve’s (the “Fed”) quantitative easing program. The 10-year yield fell to end the quarter at 3.31%. The Fed kept rates unchanged through the quarter. However, at its September meeting, the Federal Open Market Committee, while reiterating its support for near zero rate policy, offered a slightly hawkish nuance, reflecting the growing discomfort among the “hawks” at the Fed. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. As in the US, market participants feel that the worst appears to be over across the globe.

The US dollar experienced another losing quarter, with the Dollar Index declining approximately 4%. The increased appetite for risk and the growing global discomfort with the massive monetary and fiscal policy stimuli weighed on the dollar. The British pound was the only major currency to lose ground to the US dollar during the quarter, again reflecting the global unease with massive fiscal stimulus and quantitative easing. The euro finished the third quarter up approximately 4% on the dollar. More surprising was the near 7% gain in the Japanese yen, in a quarter in which risk assets surged and Japan’s economy remained weak in comparison to its developed market peers.

Coming on the heels of what was already the best quarter in over 10 years for the S&P 500, it was remarkable that the third quarter gain was as strong as the second quarter gain. In fact, the second and third quarter 2009 combined percentage change in the S&P 500 was the largest two quarter upswing since 1975 and the second largest in the entire postwar era. Financials led the way, but the rally was broad based. The gains in the other US indices were equally impressive, with the NASDAQ recording its largest two-quarter rise since the peak of the Dotcom Bubble in 2000. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 15%, 15% and 16%, respectively, for the quarter. The third quarter was even better for Europe, where the gains exceeded those in the previous quarter. The STOXX 600, a broad measure of European equities, rose approximately 18% during the quarter. The CAC, FTSE 100, and DAX closed the quarter with near 20% gains. Asian markets rose as well, but the performance was more mixed. While the Korean Kospi jumped 20% and the Hang Seng registered a solid 14% gain, the Nikkei only managed a modest 2% rise. The Australian All Ordinaries Index posted a 20% increase.

Crude oil had a basically flat quarter, ending the period up approximately 1%. Rising economic optimism and dollar weakness were offset by reports of plentiful crude inventory and continued soft demand. Natural gas surged approximately 26%, but the bottom line masks the drama during the quarter. Natural gas suffered an 18% decline in August and fell to a seven-year low in early September. However, it recovered sharply in September on the back of stronger economic data, lower-than-expected inventory reports, expectations of lower winter temperatures, and short covering. Heating oil ended the quarter with an approximate 5% gain. Reformulated gasoline had a weak quarter, declining approximately 9%, as demand recovery remained elusive.

As the economic recovery gained ground in the third quarter, incipient fears of soaring inflation down the road spurred the demand for gold even as flight-to-safety demand dwindled during the third quarter. The yellow metal posted an approximate 9% gain in the third quarter. Also, reserve diversification by China and others may well be supporting gold. Silver surged up approximately 22% with the twin engines of investment demand and industrial demand firing. Base metals witnessed overall gains across the board in the quarter as global industrial production, especially auto production, turned up smartly. Copper and zinc finished up the quarter with both realizing overall gains greater than 20%.

Pork bellies, which had suffered a collapse in the second quarter following the ban on US pork products emanating from H1N1 Influenza (Swine Flu) fears, recovered sharply in the third quarter, registering an approximate 50% increase as some countries lifted the ban. Cotton prices continued their upward march during the quarter, rising approximately 15%. Wheat and soybeans fell sharply as initial fears of bad weather did not pan out and the USDA planting reports indicated solid harvests. Soybeans, wheat and corn posted losses of 24%, 10%, and 1%, respectively. Sugar continued its parabolic rise in the third quarter, skyrocketing approximately 43% following a 32% surge in the second quarter. The worst drought in more than two decades in India, the world’s largest consumer of sugar and the biggest swing factor in global markets, propelled sugar to its highest level since 1981. Hopes of stronger consumer spending fueled by the global economic recovery lifted cocoa prices by over 25% in the quarter. Coffee also registered a solid quarter, gaining approximately 7%.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of the Third Quarter 2010 and 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the Third Quarter 2010 and 2009.

Third Quarter 2010

As of September 30, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	30.99%

Energies	13.53%

Grains	3.00%

Indices	29.69%

Interest Rates	16.52%

Meats	0.28%

Metals	5.09%

Tropicals	0.90%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for Third Quarter 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Australian dollar, Japanese yen, South African rand and Swiss franc. The majority of its losses were incurred in the euro, British pound and Canadian dollar.

Energies: (-) Registrant experienced a majority of its gains in natural gas. The majority of its losses were incurred in Brent crude, crude oil, gas oil, reformulated gasoline and heating oil.

Grains: (-) Registrant experienced gains in cotton and soybeans. The majority of its losses were incurred in bean oil, corn and wheat.

Indices: (-) Registrant experienced gains in the Dow Jones Industrial Average and the Nasdaq. The majority of its losses were incurred in the CAC, DAX, DJ STOXX, Ibex Plus and the S&P 500.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasuries, German Bund, Eurodollar, Japanese Governmental Bonds and the London Gilt. The majority of its losses were incurred in Euribor Liffe and German 2-Year bonds.

Meats: (+) Registrant experienced gains in live hogs and cattle.

Metals: (+) Registrant experienced in gold, silver, nickel, copper, lead and aluminum. Losses were realized in zinc.

Softs: (+) Registrant experienced gains in coffee. The majority of its losses were incurred in cocoa and sugar.

Third Quarter 2009

As of September 30, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	21.73%

Energies	3.62%

Grains	4.78%

Indices	24.69%

Interest Rates	35.91%

Meats	0.30%

Metals	7.97%

Tropicals	1.00%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the Third Quarter 2009 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Australian and New Zealand dollars and euro. The majority of losses were seen in the British pound, Canadian dollar and Japanese yen.

Energies: (-) Registrant experienced gains in natural gas. Losses were incurred in reformulated gasoline, heating oil, crude oil and Brent crude.

Grains: (+) Registrant experienced gains in wheat, corn and cotton. Losses were incurred in soybeans.

Indices: (-) Registrant experienced gains is the Taiwanese Index, Nasdaq and Hang Seng. Losses were incurred in the DAX, DJ STOXX, London FTSE, CAC and the S&P 500.

Interest Rates: (+) Registrant experienced a majority of its gains in the Euribor Liffe, German Bund and Bobl, Eurodollar, Japanese Government Bonds, 3-month short sterling and US Treasuries. Losses were incurred in Australian Bonds and Bank Bills.

Meats: (+) Registrant experienced gains in live hogs and live and feeder cattle.

Metals: (+) Registrant experienced gains in gold, copper and silver. Losses were incurred in nickel, zinc and aluminum.

Softs: (-) Registrant experienced gains in coffee. Losses were incurred in cocoa and sugar.

Results of Operations

Third Quarter 2010

The Net Asset Value of Registrant as of September 30, 2010 was $21,498,545, a decrease of $434,854 from the June 30, 2010 Net Asset Value of $21,933,399, as investors in Member Series E who elected not to redeem their Interest at September 30, 2010 received a pro rata distribution of their Interest in the Registrant on September 30, 2010 and replaced it with a direct ownership interest in the Registrant as of October 1, 2010. Direct ownership interest in the Registrant as of October 1, 2010 totaled $11,861,650. Registrant’s average net asset level during the Third Quarter 2010 was approximately $33,491,000. Registrant’s average net assets increased during the Third Quarter 2010 in comparison to the Third Quarter 2009 by approximately $7,552,000, primarily due to positive trading performance and the additions from Member Series E on July 1, 2010.

Registrant’s performance for Member and Member Series E’s for the Third Quarter 2010 was 0.78% and 2.57%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Third Quarter 2010 were approximately $1,119,000.

Commissions and other transaction fees for the Third Quarter 2010 were approximately $23,000, an increase of approximately $13,000 as compared to the Third Quarter 2009, primarily due to increased average net asset levels discussed above.

Trading Advisor’s Management Fees for the Third Quarter 2010 were approximately $168,000, an increase of approximately $35,000 as compared to the Third Quarter 2009, primarily due to increased average net asset levels discussed above.

Management Fees for the Third Quarter 2010 were approximately $323,000, an increase of approximately $323,000 as compared to the Third Quarter 2009, primarily due to the change in structure discussed above. See Note 1 and Note 3 of the Registrants 2009 Annual Report for a further discussion of the change in structure.

During the Third Quarter 2010 no incentive fees were earned, as the fund’s incentive fee calculation did not exceed the previous high water mark on which the Trading Advisor’s were paid an incentive fee.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Third Quarter 2010 were approximately $88,000.

Third Quarter 2009

The Net Asset Value of Registrant as of September 30, 2009 was $25,018,935, a decrease of $2,413,450 from the June 30, 2009 Net Asset Value of $27,432,385. Registrant’s average net asset level during the Third Quarter 2009 was approximately $25,939,000. Registrant’s average net assets during the Third Quarter 2009 in comparison to the Third Quarter 2008 increased by approximately $6,756,000 primarily due to subscriptions.

Registrant’s performance for the Third Quarter 2009 was 0.85%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Third Quarter 2009 were approximately $419,000.

Commissions and other transaction fees for the Third Quarter 2009 were approximately $10,000, an increase of approximately $2,000 as compared to the Third Quarter 2008, primarily due to increased average net asset levels discussed above.

Trading Advisor Management Fees for the Third Quarter 2009 were approximately $133,000, an increase of approximately $36,000 as compared to the Third Quarter 2008, primarily due to increased average net asset levels discussed above.

During the Third Quarter 2009 no incentive fees were earned, as the fund’s incentive fee calculation did not exceed the previous high water mark on which the Trading Advisor was paid an incentive fee.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Third Quarter 2009 were approximately $86,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2010.

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

Registrant’s contractual obligations are with the Managing Member, the Trading Advisor’s and its commodity broker. Management fees payable by Registrant to the Trading Advisor and commencing January 1, 2010, to the Managing Member, are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor’s are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s 2009 Annual Report filed as an exhibit to Registrant’s Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of Registrant’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to Registrant’s main line of business.

Market movements result in frequent changes in the fair market value of Registrant’s open positions and, consequently, in its earnings and cash flow. Registrant’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among Registrant’s open positions and the liquidity of the markets in which it trades.

Registrant rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular futures market scenario will affect performance, and Registrant’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of Registrant’s speculative trading and the recurrence in the markets traded by Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or Registrant’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that Registrant’s losses in any market sector will be limited to Value at Risk or by Registrant’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of Registrant’s market sensitive instruments.

Quantifying Registrant’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding Registrant’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. as amended (the “Exchange Act”)).

Registrant’s risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk. Due to Registrant’s mark-to-market accounting, any loss in the fair value of Registrant’s open positions is directly reflected in Registrant’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of Registrant), the margin requirements for the approximate estimated equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, estimated dealers’ margins have been used.

In quantifying Registrant’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that Registrant’s positions are rarely, if ever, 100% positively correlated have not been reflected.

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at September 30, 2010 and December 31, 2009. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At September 30, 2010 and December 31, 2009, Registrant had total capitalizations of approximately $33 million and $23 million, respectively.

	September 30, 2010		December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$791,923	2.37%	$95,500	0.40%
Currencies	$1,485,937	4.45%	$88,267	0.37%
Commodities	$1,093,733	3.28%	$127,480	0.53%
Stock indices	$1,423,488	4.27%	$264,972	1.11%

Total	$4,795,081	14.37%	$576,219	2.40%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Third Quarter 2010 and 2009 based upon Registrant’s total average capitalization of approximately $30 million and $25 million, respectively.

	Third Quarter 2010		Third Quarter 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$849,146	2.79%	$212,318	0.82%
Currencies	$1,074,067	3.53%	$130,352	0.50%
Commodities	$988,112	3.25%	$106,849	0.41%
Stock indices	$661,715	2.17%	$98,635	0.38%

Total	$3,573,039	11.74%	$548,154	2.11%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of Registrant. The magnitude of Registrant’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of Registrant give no indication of this “risk of ruin.”

Non-Trading Risk

Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Registrant. There can be no assurance that Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in Registrant.

Based on average trading value at risk during the Third Quarter 2010, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2009.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisors attempt to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Trading Advisors have an oversight committee broadly responsible for evaluating and overseeing the Trading Advisors’ trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisor if the Net Asset Value of Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At September 30, 2010, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Euro, British Pound, Japanese Yen, Australian Dollar, Swiss Franc and Canadian Dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures during Third Quarter 2010. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of September 30, 2010, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Securities Sold.

From January 1, 2007 to September 30, 2010, Registrant sold Interests which resulted in aggregate proceeds to Registrant of $55,002,022.

Through September 30, 2010, Members acquired Interests through a private placement as follows:

Name of Member	Date of Acquisition	Value of Interest Acquired
Diversified Futures Trust I	January 1, 2007	$12,966,087
Diversified Futures Fund LP	January 1, 2007	$3,636,165
Kenmar Global Trust	January 1, 2007	$2,143,975
Futures Strategic Trust	April 1, 2007	$5,002,950
World Monitor Trust II – Series F	April 1, 2009	$14,195,000
World Monitor Trust II – Series D	April 1, 2009	$4,887,000
World Monitor Trust II – Series E	July 1, 2010	$12,170,845

In addition, as of September 30, 2009, Registrant served as an aggregate trading vehicle for the following funds: Diversified Futures Trust I; Futures Strategic Trust; World Monitor Trust II – Series D; and World Monitor Trust II – Series F (collectively, the “Feeder Funds”). Each Feeder Fund allocated 100% of its assets to Registrant. Effective close of business on December 31, 2009, the Managing Member (which also serves as the managing owner of each of the Feeder Funds) (i) terminated each Feeder Fund, (ii) mandatorily redeemed each investor’s units in the Feeder Funds, and (iii) made an in-kind distribution to each Feeder Fund investor of such investor’s pro rata interest in Registrant. As a result of these transactions, Registrant distributed $23,047,803 of Interests to investors in the Feeder Funds, and such Feeder Fund investors became direct investors in Registrant as of close of business on December 31, 2009.

Effective July 1, 2010, Member Series E contributed all of its assets to Registrant in the amount of $12,170,845.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1

Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2

Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3

Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1

Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2

Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3

Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4

Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5

FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6

ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7

Amendment to ISDA Maser Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8

Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9

Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.10

Advisory Agreement dated July 1, 2010 by and among, KMP Futures Fund I LLC, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference from Exhibit 10.10 to Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on June 3, 2010)

10.11

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2010, by and among, KMP Futures Fund I LLC, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (filed herewith)

10.12

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 20, 2006 by and among, KMP Futures Fund I LLC, Kenmar Preferred Investments Corp. and Winton Capital Management Limited (filed herewith)

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: November 12, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: November 12, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)