Form 10-K
period 2010-12-31
KMP Futures Fund I LLC
filed 2011-03-18
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-53816

KMP FUTURES FUND I LLC

(Exact name of Registrant as specified in its charter)

Delaware	13-7075398
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(914) 307-7000

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

Yes  ☐    No  ☒

The value of Interests in the Registrant as of June 30, 2010 is $21,933,399.

KMP FUTURES FUND I LLC

(a Delaware limited liability company)

PART I

Item 1.	Business

General

KMP Futures Fund I LLC (“Registrant”), formerly known as WCM Pool LLC prior to its change in name effective November 2, 2009, is a limited liability company organized under the laws of Delaware on November 20, 2006, which commenced operations on January 1, 2007. Registrant will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Registrant was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Registrant is December 31.

As of December 31, 2009, the Registrant consisted of four members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Registrant. Member DFT I and Member FST were members of the Registrant since 2007. Kenmar Global Trust (“Member KGT”) was a member of the Registrant from 2007 to September 2009. Effective September 30, 2009, Member KGT fully redeemed from the Registrant.

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

Effective July 1, 2010, World Monitor Trust II – Series E (“Member Series E”), pursuant to its Trust Agreement, the managing member of Member Series E determined to dissolve Member Series E effective close of business September 30, 2010. Investors in Members Series E who elected not to redeem prior to September 30, 2010 were mandatorily redeemed from Member Series E effective close of business September 30, 2010 and received direct ownership Interest in Registrant equal to their pro rata indirect interest in Registrant as of close of business September 30, 2010.

Effective December 1, 2010, Member KGT contributed all of its assets into the Registrant and received a voting membership interest. On December 10, 2010, pursuant to Member KGT’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member KGT, determined to dissolve Member KGT effective as of the close of business on December 31, 2010 (date of termination). Investors in Member KGT who elected not to redeem as of December 31, 2010 (date of termination) received a pro rata distribution of their interest in Member KGT on December 31, 2010 and replaced it with a direct ownership interest in the Registrant on January 1, 2011.

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

Managing Member and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Member”). Kenmar Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Kenmar Preferred is the Managing Member of the Registrant.

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

The Trading Advisors

Trading for Registrant is directed by Winton Captital Management Limited (“Winton”) pursuant to its Diversified Program and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program.

Background of Winton and its Trading and Operational Principals

Winton, a limited liability company registered in England and Wales, became registered with the CFTC as a commodity trading advisor (“CTA”), in January 1998 and as a commodity pool operator in December 1998. It is also a member of the NFA and is authorized and regulated by the Financial Services Authority in the United Kingdom (the “FSA”).

Winton has its principal office and maintains all books and records at 1-5 St. Mary Abbot’s Place, London W8 6LS, United Kingdom. Its telephone number is 011-44-20-7610-5350 and its fax number is 011-44-20-7610-5301.

Winton’s principals are David W. Harding, Martin J. Hunt, Anthony H. Daniell, Matthew Beddall, Rajeev Patel, Andrew Bastow, Osman Murgian and two of his family-owned companies, Amur (Jersey) Limited and Samur (Jersey) Limited.

On 31 July 2007, a company affiliated with Goldman Sachs International purchased a 9.99 per cent shareholding interest in Winton. This shareholding is currently held by Goldman Sachs Petershill Non-U.S. Master Fund, L.P. (the “GS Shareholder”), a fund managed by Goldman Sachs Asset Management International. The GS Shareholder is not involved in the day-to-day management of Winton but, pursuant to a shareholders’ agreement, has the right to approve certain limited matters relating to Winton’s operations.

The biographies of its principals follow:

David Winton Harding, Founder and Chairman. Winton was founded by David Winton Harding, Martin Hunt and Osman Murgian and started trading in October 1997. Mr. Harding is one of the pioneers of trend-following systematic trading in Europe. Whilst at Winton, Mr. Harding has been registered with the National Futures Association as an Associated Person, Associate Member and Principal of Winton from January 1998.

Mr. Harding was born in Oxford in 1961 and graduated from Cambridge University with a First Class Honours degree in Natural Sciences specializing in Theoretical Physics. In September 1982, he joined stockbroker Wood MacKenzie as a graduate trainee and became involved with futures trading just as the London International Financial Futures Exchange (“LIFFE”), opened. A year later, in September 1983, he left Wood MacKenzie and moved to Johnson Matthey & Wallace, a commodity futures broker, where he was involved in gilt trading and sales. When that company closed due to the failure of its parent company, in November 1984 Mr. Harding left it and joined Sabre Fund Management, one of the UK’s first CTAs where he was registered with the NFA as an Associate Member from April 1986 until July 1988 and as an Associated Person from May 1986 until July 1988. In his new position, for the first time, Mr. Harding was able to apply his scientific training to develop techniques for trading a wide variety of futures markets.

In November 1986, Mr. Harding left Sabre Fund Management and joined Brockham Securities, the Adam Family sugar trading company, where he assisted in development and marketing of futures fund management services. In February 1987 he left to form Adam, Harding and Lueck Ltd (“AHL”). AHL brought together the programming and system development abilities of Michael Adam and Martin Lueck with Mr. Harding’s research and marketing skills. AHL rapidly became the UK’s most successful CTA and in 1989, The Man Group PLC (formerly ED&F Man PLC) acquired a 51% stake and began distributing AHL’s products globally. Over the next five years, the three principals built a firm with assets under management of $300 million and a staff of nearly 100, including research teams developing mathematical and statistical trading strategies. AHL is still the flagship fund of The Man Group which is a FTSE 100 Company. Mr. Harding was registered with the National Futures Association as an Associate Member and Associated Person of Man AHL USA Corp from July 1988 until January 1996. He was also registered as a Principal of Man AHL USA Corp from July 1988 until February 1995.

In 1993, David Harding was invited to present a paper to a special symposium of London’s prestigious Royal Society, on the subject “Making Money from Mathematical Models.” This paper was subsequently incorporated into two books.

In 1994, ED&F Man Group floated on the London Stock Exchange and acquired the remaining 49% of AHL. Mr. Harding then formed and ran Man Quantitative Research, an in-house advanced statistical research team until August 1996.

In August 1996 Mr. Harding left ED&F Man Group and took leave until February 1997. In February 1997, he co-founded Winton with Martin Hunt and Osman Murgian, one of AHL’s early shareholders. Mr. Harding continues to lead Winton’s research efforts.

Mr. Harding is also a trustee of the Winton Charitable Foundation, which in 2007 endowed the Winton Professorship of the Public Understanding of Risk in the Department of Pure Mathematics and Mathematical Statistics at Cambridge University. Similarly, in 2008, the David Harding Foundation endowed the David Harding Centre for Risk Literacy at the Max Planck Institute in Berlin, Germany.

Osman Murgian, Director. Mr. Murgian, born in 1934, is a founding director of Winton. Educated at Brighton College in England, Mr. Murgian was also one of the original shareholders and directors of AHL. Mr. Murgian lives in Nairobi, Kenya, and is the owner of or an investor in a number of international businesses ranging from real estate to transportation. Mr. Murgian has a beneficial interest of more than 10% of Winton’s share capital. This interest is held by Samur (Jersey) Ltd and Amur (Jersey) Ltd, both of which are investment holding companies ultimately owned by Mr. Murgian’s family foundation.

Martin John Hunt, Director. Mr. Hunt, born in 1962, first became involved in managed futures in October 1983, at which time he was employed as a trainee trader for a CTA called Futures Fund Management Ltd. In December 1985, Mr. Hunt left Futures Fund Management and in January 1986, he moved to Sabre Fund Management, a UK-based CTA, as operations manager. In February 1988, he left Sabre and joined AHL and from this time until 1991 he was responsible for managing their trading operations and establishing a trading facility in Switzerland. In July 1991 Mr. Hunt left AHL.

In August 1991, Mr. Hunt assumed responsibility for marketing and back office operations at Royston Investments Ltd, which at the time was a CFTC-registered CTA. Whilst at Royston Investments Limited, Mr. Hunt was registered with the National Futures Association as an Associated Person and Associate Member from October 1991. In March 1994, he left Royston and his status as an Associate Member and Associated Person was subsequently terminated in January 1996. In March 1994 Mr. Hunt established himself as an independent marketing and compliance consultant to firms in the UK managed futures industry before working at Palatinate Investment Management Limited, a London-based CTA, from August 1994 until January 1997 as Director of Marketing, Operations and Compliance.

In January 1997, David Harding recruited Mr. Hunt to handle the formation, structuring and subsequent day-to-day running of Winton. At Winton, Mr. Hunt supervised the company’s operations as well as being directly responsible for the firm’s regulatory compliance and finance divisions until October 2010. Whilst at Winton, Mr. Hunt has been registered with the National Futures Association as an Associated Person, Associate Member and Principal of Winton from January 1998.

Anthony Hamilton Daniell, Director and Chief Executive Officer. Mr. Daniell, born in 1954, spent ten years in the British Army during which time he achieved a civil engineering degree from Bristol University. In March 1983, Mr. Daniell began his career in the financial sector at David Allsopp and Partners, a UK stockbroker, as an equity analyst following US defense companies. He moved to Rowe and Pitman, also a UK stockbroker, in April 1986, where he became Co-Head of US Equity Sales.

From March 1994 to December 2001, Mr. Daniell was Co-Head of Emerging Markets and then Head of Latin American Equities. During this time, Mr. Daniell was responsible for cash and derivative sales, trading and research. He was promoted to Managing Director in January 1999. During the period April 1986 to December 2001, as a result of a series of mergers and acquisitions Rowe and Pitman changed its name several times and ultimately became part of UBS Warburg. Mr. Daniell left UBS Warburg in December 2001.

In January 2002, he started at Eday Ltd, an FSA-registered private limited company which marketed absolute return funds. In 2003, Winton engaged Eday Ltd and Mr. Daniell to market its products. In October 2004, Mr. Daniell joined Winton as Head of Global Marketing and Sales and became a director in October 2006 and Chief Executive Officer in October 2010.

Mr. Daniell has been registered with the National Futures Association as an Associated Person of Winton since April 2005 and a Principal of Winton since October 2006.

Matthew Beddall, Director and Chief Investment Officer. Mr. Beddall is the Chief Investment Officer of the Trading Advisor. He graduated from the University of Southampton with a first class honors degree in Mathematics and Computer Science in 2001. He initially joined Winton in 2000 as a summer intern, returning after graduation from university as a full time researcher in July 2001. Throughout his employment with Winton, Mr. Beddall has been extensively involved in the research process and has lead the development of much of the software that underlies the design and running of Investment Advisor’s trading strategy. Mr. Beddall was appointed as CIO in 2008 and his responsibilities are now principally focused on managing the investment process behind the Fund and the oversight of a large part of the Investment Advisor’s research department. Mr. Beddall also holds an MSc in Applied Statistics from Birkbeck College University of London which he was awarded in 2003. Mr. Beddall became registered with the National Futures Association as a Principal of Winton on 28 January 2009 and an Associated Person of Winton on 12 February 2009.

Rajeev Patel, Director and Chief Operating Officer. Rajeev Patel graduated from Trinity and All Saints College, Leeds with a degree in Economics and Business Administration. Mr. Patel joined Winton in April 1997. Initially working as an execution trader and settlements analyst, over the last 12 years Mr. Patel has been centrally involved in Winton’s trading and operations functions. He has overseen the development and implementation of a number of automated accounting and reconciliation processes at Winton as it has moved from external to proprietary systems. He is currently responsible for the Operations department covering operations IT, fund accounting and settlements. Mr. Patel was originally registered with the SFA and was “grandfathered” into the new regime as an FSA Approved Person in December 2001. He has been an NFA Associated Person since May 1998 and was appointed Associate Director at Winton in April 2007 and Chief Operating Officer in October 2010. Mr. Patel became registered with the NFA as a principal of Winton on 9th June 2009.

Andrew Bastow, Director and General Counsel. Andrew Bastow was appointed as a Director in October 2010. Mr. Bastow has been Winton Capital’s General Counsel since October 2005 and is responsible for spearheading Winton’s increasing engagement with regulatory bodies and lawmakers in Europe, the USA and the Far East. He was elected to the General Council of the Alternative Investment Management Association in September 2010 and is a member of the Hedge Fund Lawyers Association.

Mr. Bastow is a solicitor of England and Wales and is also admitted as a Barrister and Solicitor of the Supreme Court of Western Australia. Prior to joining Winton he was employed by the Treasury Solicitor’s Department of the Government of the United Kingdom from March 2005 through October 2005 and, from February 2001 through December 2004, with the State Solicitor’s Office in Western Australia where he was engaged in a wide range of practice areas including public law, employment, regulation, prosecution and enforcement. He is a British Chevening Scholar and holds a First Class Master of Laws degree from the London School of Economics and Political Science as well as degrees in Law, Arts and Economics obtained in Australia.

Overview of the Winton Diversified Trading Program

Winton’s investment process is probably best understood by starting with the founding principle and philosophy of Winton laid down by its founder David Harding. This is the belief that robust statistical and other mathematical research provides the richest and most reliable source of information on market behaviour. David Harding has spent the past 25+ years leading research into market behaviour and built an investment process that seeks to identify trends and patterns.

In short, the investment process is best described as quantitative, systematic and research-driven, which seeks to identify explanatory variables that have some predictive power over future returns in markets within a carefully developed risk driven process.

The investment objective is to achieve long-term capital appreciation through compound growth. This goal is achieved by pursuing a diversified trading scheme that does not rely upon favourable conditions in any particular market, nor on market direction.

The Diversified Trading Program (the “Diversified Program”) seeks to combine liquid Financial Instruments offering positive but low Sharpe ratios (meaning that profits have been achieved with a certain level of risk) and generally low correlations over the long term to other markets such as equities and fixed income*. The Diversified Program employs what is traditionally known as a “systematic” approach to trading Financial Instruments. In this context, the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders (the “Trading Team”), based upon the instructions generated by the Winton Computer Trading System (the “Trading System”). The Diversified Program blends short-term trading with long-term trend following, using multiple time frames in addition to multiple models. [*Please note that although the Diversified Program’s historic correlations have been low in relation to major asset classes over the long-term, over shorter timeframes the Diversified Program can be significantly correlated.]

Background of Graham and its Trading and Operational Principals

Graham was organized as a Delaware limited partnership in May 1994. The general partner of Graham is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the President and sole shareholder. The limited partner of Graham is KGT Investment Partners, L.P., a Delaware limited partnership of which KGT, Inc. is also a general partner and in which Mr. Tropin is the principal investor. Graham became registered as a commodity pool operator and commodity trading advisor with the CFTC under the CEA and a member of the NFA on July 27, 1994.

Since December 2005, Graham has traded its Global Diversified Program at 150% Leverage for the Fund. As of January 2009, this program has been renamed the K4D-15V Program.

Graham is an investment manager that actively trades worldwide on a 24-hour basis in the equity, fixed income, currency and commodity markets utilizing securities, futures, forwards and other financial instruments. On behalf of the Fund, Graham offers a quantitative global macro trading program that trades in one or more of those markets. Graham’s quantitative trading programs or models produce trading signals on a largely automated basis when applied to market data. Graham’s investment objective is to provide clients with significant potential for capital appreciation in both rising and falling markets during expanding and recessionary economic cycles.

Principals

Kenneth G. Tropin is the Chairman and the founder of Graham. In May 1994, he founded Graham and became registered as an associated person and listed as a principal effective July 27, 1994. Mr. Tropin has developed the majority of the firm’s core trading programs and he is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Paul Sedlack is Chief Executive Officer and the General Counsel of Graham. He joined Graham in June 1998 and became registered as an associated person of Graham effective November 20, 1998 and listed as a principal on August 21, 1998. He oversees the operation of the finance and administration departments and is also responsible for all legal and compliance matters. Mr. Sedlack received a J.D. from Cornell Law School in 1986 and an M.B.A. in Finance in 1983 and B.S. in Engineering in 1982 from State University of New York at Buffalo.

Robert E. Murray is the Chief Operating Officer of Graham and is responsible for the management and oversight of client services, quantitative trading, technology and risk management at Graham. He joined Graham in June 2003 and became registered as an associated person and listed as a principal of Graham effective June 27, 2003. Mr. Murray received a Bachelor’s Degree in Finance from Geneseo State University in 1983.

Pablo Calderini is the Chief Investment Officer of Graham and is responsible for the management and oversight of the discretionary trading business at Graham. He joined Graham in August 2010 and became registered as an associated person and listed as a principal of Graham effective August 13, 2010. Prior to joining Graham, Mr. Calderini worked at Deutsche Bank from June 1997 to July 2010 where he held positions of increasing responsibility, most recently the Global Head of Equity Proprietary Trading. Mr. Calderini commenced his career at Deutsche Bank as Global Head of Emerging Markets. During his tenure at Deutsche Bank, Mr. Calderini also helped manage several groups across the fixed income and equity platforms, including the Global Credit Derivatives Team. Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Thomas P. Schneider is an Executive Vice President, and the Chief Trader of Graham. He joined Graham in June 1994 and became registered as an associated person of Graham effective September 12, 1994 and listed as a principal on November 30, 1995. He is responsible for managing Graham’s quantitative futures and foreign exchange trade execution, including all of its core and short term quantitative trading strategies, and developing and maintaining relationships with independent executing brokers and futures commission merchants (“FCMs”). Mr. Schneider graduated from the University of Notre Dame in 1983 with a B.B.A. in Finance and received his Executive M.B.A. from the University of Texas at Austin in 1997.

Robert G. Griffith is an Executive Vice President of Graham, responsible for evaluating and implementing research-related initiatives. He joined Graham in June 1994 and became registered as an associated person and listed as a principal of Graham effective March 8, 1996. He received his B.B.A. in Management Information Systems from the University of Iowa in 1979.

Jeff Baisley, C.P.A., is the Chief Financial Officer of Graham. In March 2004 he joined Graham as Manager of Financial Reporting and became registered as an associated person effective March 17, 2008 and listed as a principal on April 8, 2008. He received his B.S. in accounting from Fordham University in 1991.

Fred J. Levin is the Chief Economist and a Senior Discretionary Trader of Graham specializing in fixed income markets with particular emphasis on short-term interest rates. He joined Graham in March 1999 and became registered as an associated person of Graham effective December 8, 1999 and listed as a principal on March 11, 2000. Mr. Levin received an M.A. in economics from the University of Chicago in 1968 and a B.S. from the University of Pennsylvania, Wharton School in 1964.

William Pertusi is the Chief Risk Officer of Graham, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in Graham’s diverse trading strategies. He became registered as an associated person of Graham effective July 24, 2006 and listed as a principal on November 28, 2006. Prior to joining Graham in April 2006, Mr. Pertusi held the positions of Director and Risk Manager at SAC Capital Advisors LLC, an investment management firm, from July 2004 to April 2006. From July 2002 to July 2004, he was employed as a Portfolio Manager at SAC specializing in Mortgage Backed Securities. Mr. Pertusi was an associated person of SAC from June 2003 to June 2006 and a principal from June 2003 to May 2005. Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Barry S. Fox is Director of Research of Graham. He became registered as an associated person of Graham effective November 10, 2000 and listed as a principal on November 15, 2007. Mr. Fox joined Graham in August 2000 as a portfolio manager and developed several quantitative trading programs. In May 2005, he joined Graham’s Research Department, and in October 2005 was appointed Co-Associate Director of Research. Mr. Fox was appointed Director of Research in April 2007. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Isaac Finkle is Chief Legal Officer of Graham. He joined the Manger in May 2003 and became registered as an associated person of Graham effective April 16, 2004 and listed as a principal on June 5, 2007. As Chief Legal Officer, he oversees the legal aspects related to the firm’s futures activities. Mr. Finkle received a J.D. from New York University

School of Law in 1985, a Ph.D. from the University of Pennsylvania in 1998 specializing in sociological theory, and a B.A. with honors in philosophy from Haverford College in 1973.

Gavin Gilbert is a discretionary trader of Graham, specializing in fixed income markets. He became registered as an associated person and listed as a principal of Graham effective June 24, 2008. Prior to joining Graham in March 2008, Mr. Gilbert was senior trader at Brevan Howard Asset Management, an investment management firm, where he was employed from April 2004 to March 2008.

Sanjeev Gupta is a discretionary trader of Graham, specializing in the global fixed income and foreign exchange markets. He became registered as an associated person of Graham effective August 20, 2007 and listed as a principal on October 11, 2007. Prior to joining Graham in May 2007, Mr. Gupta worked as a Fund Manager and Senior Trader at Proxima Alfa Investments USA LLC, a commodity trading advisor, and Vega Asset Management USA LLC, an investment management firm, from June 2002 to April 2007. Mr. Gupta was an associated person of Proxima from May 2004 to March 2007 and a principal from May 2004 to August 2004 and from January 2005 to November 2005. Mr. Gupta was an associated person of Vega from October 2003 to July 2004 and from October 2005 to April 2006. Mr. Gupta earned a Bachelor’s degree from The Indian Institute of Technology in May 1986 and an M.B.A. from The Wharton School of the University of Pennsylvania in May 1992.

Britton Holland is a discretionary trader of Graham, specializing in the energy commodity markets. In March 2004, he joined Graham and became registered as an associated person on April 6, 2005 and listed as a principal on April 27, 2005. He became a Branch Office Manager effective April 23, 2008. Mr. Holland received a B.A. in Economics in 1997 from the University of Texas in Austin, Texas.

Steven H. Jacolow is a discretionary trader of Graham specializing in global macro markets with a focus on global foreign exchange, fixed income and equity indices. He became registered as an associated person of Graham effective February 15, 2007 and listed as a principal on June 5, 2007. Prior to joining Graham in September 2006, Mr. Jacolow managed a portfolio at his investment management firm, Aboukir Investment Management, from October 2005 through August 2006. From March 2004 through September 2005, Mr. Jacolow worked as a proprietary trader at Deutsche Bank in New York. Mr. Jacolow received a B.A. in Economics in 1987 and a M.B.A. in Accounting from Rutgers University in 1989.

Peter Jepsen is a discretionary trader of Graham, specializing in global macro markets with a focus on fixed income and currencies. He became registered as an associated person of Graham effective June 12, 2006 and listed as a principal on June 22, 2006. Prior to joining Graham in March 2006, Mr. Jepsen was employed as a portfolio manager at Exis Capital Management, an investment management firm, in New York from March 2002 to March 2006. Mr. Jepsen graduated from Bucknell University in June 1993 where he received his B.A. in Economics.

David E. Keelan is a discretionary trader of Graham, specializing in long/short credit strategies. He became registered as an associated person and listed as a principal of Graham effective, respectively, March 16, 2007 and May 11, 2007. Prior to joining Graham in February 2007, Mr. Keelan was a Senior Portfolio Manager at Exis Capital, an investment management firm, from May 2006 to January 2007 and from September 2002 to August 2005, where he ran a long/short credit strategy. From September 2005 to April 2006, Mr. Keelan worked as a Portfolio Manager at Millennium Partners, an investment management firm, in New York. Mr. Keelan received a M.B.A in finance from New York University in 1995 and a B.A. from Colgate University in 1988. Mr. Keelan received the designation Chartered Financial Analyst in 2002.

Jon Tiktinsky is a discretionary trader of Graham, specializing in the U.S. fixed income markets. He became registered as an associated person of Graham effective May 23, 2008 and listed as a principal on May 30, 2008. Prior to joining Graham in May 2008, Mr. Tiktinsky held positions of increasing responsibility, including Managing Director, Head of U.S. Treasury Dealership, at RBS Greenwich Capital, an investment bank, where he was employed from July 2004 to March 2008. For the period of April 2008, Mr. Tiktinsky was unemployed. Mr. Tiktinsky was President and Founder of Hulls Farm Capital LLC, an investment management firm, from February 2002 to June 2004. He was an associated person and principal of Hulls Farm Capital LLC from August 2002 to May 2005. Mr. Tiktinsky received his B.A. in economics from Colgate University in 1982.

Marwan Younes is a discretionary trader of Graham, specializing in the commodities markets. He became registered as an associated person of Graham effective April 18, 2008 and listed as a principal on May 1, 2008. Prior to joining Graham in November 2007, Mr. Younes worked as an associate in the commodities department of the investment bank Morgan Stanley in New York from July 2006 to October 2007, where he designed foreign exchange and commodities trading strategies and models. Before joining Morgan Stanley, Mr. Younes was on sabbatical during June 2006. Mr. Younes attained his engineering degree in May 2006 from École Nationale Supérieure de Techniques Avancées (“ENSTA”) in Paris, France where he was enrolled from September 2002 through May 2006. In May 2006, Mr. Younes also received his Masters of Science in Financial Engineering from Columbia University where he was enrolled from July 2005 to May 2006. During his enrollment at ENSTA, Mr. Younes completed a corporate internship at the Paris, France office of the investment bank Lazard Frères where he worked as an analyst in the Equities and Capital Markets Department from July 2004 through June 2005.

Brent Donnelly is a discretionary trader of the Trading Advisor, specializing in foreign currency markets. He became registered as an associated person of Graham effective June 1, 2009 and listed as a principal effective November 30, 2009. Prior to joining the Trading Advisor in March 2009, Mr. Donnelly worked as a trader at Barclays Capital, an investment bank, where he was employed from September 2008 to February 2009. Prior to transitioning to Barclays, Mr. Donnelly was a trader for Lehman Brothers Inc., an investment bank, from April 2006 to September 2008. Mr. Donnelly was a trader for RBC Capital Markets, an investment bank, from July 2003 to April 2006. Mr. Donnelly received his B.A. with honors at the Richard Ivey School of Business at University of Western Ontario in 1995.

Shannon Bass is a discretionary trader of Graham, specializing in capital structure credit trading. He became registered as an associated person of Graham effective June 1, 2009 and listed as a principal on May 14, 2010. Prior to joining Graham in January 2009, Mr. Bass was at R3 Capital Partners, an investment management firm, from June 2008 to January 2009, where he was a Senior Partner and Portfolio Manager focusing on capital structure credit trading. From November 2002 to May 2008, Mr. Bass held positions of increasing responsibility including Managing Director at the investment bank, Lehman Brothers, Inc. He was an associated person of Lehman Brothers, Inc. from January 2003 to May 2008. Mr. Bass received his M.B.A. from New York University in 1989 and his B.S. in Electrical Engineering from the University of California, San Diego in 1986.

Ken Fahrman is a discretionary trader of Graham, specializing in emerging markets. He became registered as an associated person of Graham effective March 16, 2010 and listed as a principal effective July 1, 2010. Prior to joining Graham in October 2009, Mr. Fahrman worked as a portfolio manager at Sandell Asset Management Corp., an investment management firm, where he was employed from May 2005 to October 2009. Mr. Fahrman received his M.B.A. in finance from Columbia University in 1997 and a B.S. in Business Administration from Villanova University in 1989.

Melanie Lynch is Senior Economist and a discretionary trader at Graham, specializing in fixed income markets with particular emphasis on short-term interest rates. Ms. Lynch joined Graham in December 2001 and became registered as an associated person of Graham effective May 30, 2002 and listed as a principal on August 3, 2010. Ms. Lynch received her B.S. in economics from the University of Maryland at College Park in 1989.

Rita Nagle is a discretionary trader of Graham, specializing in energy commodity markets. She became registered as an associated person of Graham effective June 29, 2010 and listed as a principal on July 1, 2010. Prior to joining Graham in April 2010, Ms. Nagle was a Senior Trader at Bunge North America, a large grain merchandising firm, from January 2009 to April 2010. She held the position of Vice President of Trading at Louis Dreyfus Highbridge Energy LLC, a merchant energy company, from November 2007 to December 2008. She was on sabbatical from July 2007 until November 2007. From July 2005 to June 2007, Ms. Nagle was Managing Director of Fixed Income, Energy Trading and Marketing for the investment bank, Credit Suisse Group AG. Ms. Nagle held the position of Managing Director in the Fixed Income, Currency and Commodities Division at the investment bank Goldman Sachs Group Inc. where she was employed from July 1998 to July 2005. Ms. Nagle received a B.A. in Economics and Psychology from Trinity College in 1989.

Cameron Crise is a discretionary trader of Graham, specializing in multi-asset global macro markets. He became registered as an associated person of Graham effective August 18, 2010 and listed as a principal on September 1, 2010. Prior to joining Graham in May 2010, Mr. Crise was employed as a portfolio manager at Nylon Capital LLP, an investment management firm, in London from April 2008 to March 2010. He moved back to the United States in April 2010 in order to take on the position with Graham the following month. He was between employment from February 2008 through March 2008. Mr. Crise worked as a currency portfolio manager at Fortis Investments, the global asset management arm of Fortis Group, the investment bank, from August 2004 to January 2008. Mr. Crise graduated from Duke University in 1993 where he received his B.A. in Public Policy Studies and History.

Timothy Every is a discretionary trader of GCM, specializing in global foreign exchange, fixed income, and equity indices. He became registered as an associated person of Graham effective August 4, 2010 and listed as a principal on October 1, 2010. Prior to joining Graham in April 2010, Mr. Every was a proprietary trader and Vice President in the Foreign Exchange Division of Citibank, an investment bank, from October 2007 to April 2010. From July 2000 to October 2007, Mr. Every held positions of increasing responsibility including Executive Director of U.S. Products Trading for the investment bank, Goldman Sachs. He was an associated person of Citibank from July 2008 to April 2010 and an associated person of Goldman Sachs from February 2001 to October 2007. Mr. Every received a B.A. in Economics from Stanford University in June 2000.

KGT, Inc. and KGT Investment Partners, L.P. are entity principals of Graham.

Graham and its principals may, from time to time, trade futures, forwards and option contracts and securities for their own proprietary accounts. If Graham or its principals engage in such trading, investors will not be able to inspect such records.

Graham and its principals do not own an Interest in the Fund.

There have been no material administrative, civil or criminal proceedings against Graham, its affiliates, or its principals, any of which are pending, are on appeal or have concluded at any time during the last five years.

Overview of the K4D-15V Program

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

On December 10, 2010 AlphaMetrix360, LLC purchased the assets of Spectrum Global Fund Administration, L.L.C. The Administrator now refers to either AlphaMetrix360, LLC or Spectrum Global Fund Administration, L.L.C. depending on the applicable period discussed, See Note 9 of Registrant’s 2010 Annual Report which is filed as an exhibit herewith.

Fees and Expenses

Management Fee

Beginning January 1, 2010, Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6% (6% per annum) of the Net Asset Value (defined below) of Registrant as of the beginning of the month, See Note 3 of Registrant’s 2010 Annual Report which is filed as an exhibit herewith.

“Net Asset Value” is the total assets in Registrant less total liabilities of Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

Trading Advisors’ Fees

Registrant paid Winton a monthly management fee in arrears equal to 1/12 of 2.00% (2.00% per annum) of the assets under management of Winton at the end of each month. Effective October 1, 2010 the Registrant entered into an amendment to change the management fee paid to Winton. The Registrant now pays Winton a monthly management fee in arrears equal to 1/12 of 1.50% (1.50% per annum) of the assets under management of Winton at the end of each month. Registrant pays Graham a monthly management fee in arrears equal to 1/12 of 2.00% (2.00% per annum) of the assets under management of Graham at the end of each month.

Registrant pays each Winton and Graham an incentive fee equal to 20% and 22%, respectively, of the New High Net Trading Profits (defined below) generated by each Trading Advisor, including realized and unrealized gains and losses, as of the close of business on the last day of each calendar quarter. The incentive fees will be paid quarterly in arrears.

“New High Net Trading Profits” (for purposes of calculating an Trading Advisor’s incentive fees) will be computed as of the close of business of the last day of each calendar quarter, or the Incentive Measurement Date, and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of Registrant or the date the Trading Advisor commenced trading activities for Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

Through December 31, 2009, the Trading Advisors’ incentive fees were calculated at the Member level. Beginning January 1, 2010, the Trading Advisors’ incentive fees have been calculated at the Registrant level. The Managing Member has determined that any difference in each Member’s loss carryforward in Registrant as of December 31, 2009 was immaterial. As such, to reduce administrative costs, the Managing Member determined to allocate the loss carryforward equally based on each Member’s pro rata interest in Registrant as of December 31, 2009.

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

Expense Cap

Beginning January 1, 2010, brokerage commissions and fees, routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s) and extraordinary fees and expenses, are limited to 1.5% of average Net Asset Value per annum, See Note 3 of Registrant’s 2010 Annual Report which is filed as an exhibit herewith. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

Redemption Charge

There is no redemption charge in respect of Interests.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of December 31, 2010, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

Available Information

Effective with the Form 10 filed on November 2, 2009, the Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the SEC. You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at “http://www.sec.gov”. The Partnership’s CIK number is 0001474307.

ITEM 1A.	RISK FACTORS

Strategy and Investment-Related Risks

(1)	Loss of Capital; No Guarantee of Profit

All investments risk the loss of capital. While the Managing Member believes that Registrant’s investment program may moderate this risk to some degree through a diversification of investment strategies and markets used by the Trading Advisors to which Registrant will allocate assets, no guarantee or representation is made that Registrant’s program will be successful or that Members will not lose some or all of their investment in Registrant. Registrant’s investment program includes the selection of Trading Advisors who utilize such investment techniques as short sales, leverage, uncovered option transactions, and limited diversification, which practices can, in certain circumstances, maximize the adverse impact on invested assets.

(2)	Speculative and Volatile Markets and Highly Leveraged Trading

The markets in which Registrant trades are speculative, highly leveraged and involve a high degree of risk. Each Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that Registrant will not incur such losses.

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

Supply and demand for investments change rapidly and are affected by a variety of factors, including interest rates, rates of inflation and general trends in the overall economy or particular industrial or other economic sectors. Government actions, especially those of the Federal Reserve Board and other central banks, have a profound effect on interest rates that, in turn, affect the price of investments. In addition, a variety of other factors that are inherently difficult to predict, such as domestic and international political developments, governmental trade and fiscal policies, monetary and exchange control programs, currency devaluations and revaluations; and emotions of the marketplace, patterns of trade and war or other military conflict can also have significant effects on the markets. None of these factors can be controlled by the Trading Advisors. Trading Advisors may have only limited ability to vary their portfolios in response to changing economic, financial and investment conditions. No assurance can be given as to when or whether adverse events might occur which could cause significant and immediate loss in value of Registrant. Even in the absence of such events, trading investments can quickly lead to large losses. No assurance can be given that the advice of the Trading Advisors will result in profitable trades for Registrant or that Registrant will not incur substantial losses.

In addition to the leveraged trading described above, the Managing Member has the ability to further increase the leverage of Registrant by allocating notional equity to one or more of its Trading Advisors (in a maximum amount of up to 20% of Net Asset Value), which would then permit such Trading Advisor(s) to trade the account of Registrant as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Member has the option to allocate additional notional equity to a Trading Advisor, the Managing Member has no current plans to do so.

(3)	Past Performance

Each Trading Advisor selected by the Managing Member to manage the assets of Registrant has a performance history through the date of its selection. You should not rely on the Trading Advisors’ or the Managing Member’s performance record to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for Registrant that is comparable to that Trading Advisor’s or to the Managing Member’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records.

Because you and other investors will acquire and redeem Interests at different times, you may experience a loss on your Interests even though Registrant as a whole is profitable and even though other investors in Registrant experience a profit. The past performance of Registrant may not be representative of your investment experience in it.

(4)	Importance of General Market Conditions to Profitability

General economic and business conditions may affect a Trading Advisor’s activities. The level and volatility of interest rates, the prices of investments and the extent and timing of investor participation in the financial markets for both equities and interest-sensitive investments may affect the value of investments purchased by Registrant. Unexpected volatility or illiquidity in the markets in which Registrant, directly or indirectly, holds positions could impair Registrant’s ability to carry out its business or cause it to incur losses. Moreover, although there can be no assurance that they will, certain Trading Advisors trade profitably during periods when major price movements occur. Such movements generally occur in any given market only infrequently, and during periods of static or “whipsaw” markets it is unlikely that those Trading Advisors will achieve profits for Registrant.

(5)	Fees and Commissions are Charged regardless of Profitability and May Result in Depletion of Fund Assets

Registrant is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to incentive fees which are payable to each Trading Advisor based on such Trading Advisor’s profitability and not on the profitability of Registrant as a whole.

Registrant is also subject to brokerage fees and administrative expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of Registrant (including the higher Trading Advisor base fee and incentive fee) could, over time, result in significant losses to your investment therein. You may never achieve profits.

(6)	Trading Decisions Based on Technical Strategies

The trading systems used by certain Trading Advisors are based in large part on trading strategies that seek to take into account certain “technical” factors in identifying price trends and price movements. The buy and sell signals generated by a technical trading system are not based on analysis of fundamental supply and demand factors, general economic factors, or anticipated world events but generally upon a study of actual daily, weekly, and monthly price fluctuations. The profitability of any diversified technical trading strategy depends upon the occurrence in the future of major price moves or trends in some futures and other investments. In the past there have been periods without discernible trends and presumably similar periods will occur in the future. The best trading strategy will not be profitable if there are no trends of the kind it seeks to follow. Any factor that may lessen the prospect of major trends in the future (such as increased governmental control of, or participation in, the markets) may reduce the prospect that any trading strategy will be profitable in the future. Any factor that would make it more difficult to execute trades at the system’s signal prices, such as a significant lessening of liquidity in a particular market, also would be detrimental to profitability. The likelihood of the Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Trading Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events.

(7)	Possible Effects of Other Trend-Following Systems

Trading strategies employing trend-following signals based on technical analysis are not new, and, if many traders in addition to the Trading Advisors follow very similar strategies, a bunching of buy and sell orders could occur. It is possible that there has been an increase in recent years in both the use of trend-following strategies and the overall volume of trading and liquidity of the futures markets. Consequently, it is difficult to determine whether the total amount of funds traded on a trend-following basis, either for futures or securities as a whole or for a particular futures or security is greater in proportion to the overall volume and liquidity of the futures or securities markets than in the past. The effect of the increase, if any, in the proportion of funds traded pursuant to trend-following strategies in recent years cannot be predicted. Any such increase, however, could alter trading patterns or affect execution of trades to the detriment of Registrant.

(8)	Discretionary Trading Strategies May Incur Substantial Losses

Discretionary traders, while they may utilize market charts, computer programs and compilations of quantifiable fundamental information to assist them in making trading decisions, make such decisions on the basis of their own judgment and “trading instinct,” not on the basis of trading signals generated by any program or model. Such traders may be more prone to subjective judgments that may have greater potentially adverse effects on their performance than systematic traders, which emphasize eliminating the effects of “emotionalism” on their trading. Reliance on trading judgment may, over time, produce less consistent trading results than implementing a systematic approach. Discretionary traders, like trend-following traders, are unlikely to be profitable unless major price movements occur. Discretionary traders are highly unpredictable, and can incur substantial losses even in apparently favorable markets.

(9)	Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will generally rely to some degree on judgmental decisions concerning, for example, what markets to follow and futures to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular futures. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader’s primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses.

(10)	Decisions Based Upon Fundamental Analysis May Not Result in Profitable Trading

Traders that utilize fundamental trading strategies attempt to examine factors external to the trading market that affect the supply and demand for a particular futures and forward contracts in order to predict future prices. Such analysis may not result in profitable trading because the analyst may not have knowledge of all factors affecting supply and demand, prices may often be affected by unrelated factors, and purely fundamental analysis may not enable the trader to determine quickly that previous trading decisions were incorrect. In addition, because of the breadth of fundamental data that exists, a fundamental trader may not be able to follow developments in all such data, but instead may specialize in analyzing a narrow set of data, requiring trading in fewer markets. Consequently, a fundamental trader may have less flexibility in adverse markets to trade other futures and forward markets than traders that do not limit the number of markets traded as a result of a specialized focus.

(11)	Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Because futures, forwards and options have historically been non-correlated to the performance of other asset classes such as stocks and bonds, the Managing Member believes that managed futures funds like Registrant can diversify a traditional portfolio of equities and bonds. However, the Managing Member cannot assure you that Registrant will perform with a significant degree of non- or low-correlation to Members’ other investments in the future.

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

(12)	Broad Indices May Perform Quite Differently From Individual Investments

In the discussion under “Investment Factors,” the concepts of overall portfolio diversification and non-correlation of asset classes are discussed and illustrated by the use of a generally accepted index that represents each asset category. Stocks are represented by the S&P 500 Index and MSCI EAFE Index; bonds are represented by the Lehman Long-Term Government Bond Index; futures funds are represented by the Barclay CTA Index, and currencies are represented by the Barclay Currency Index. Because each index is a dollar-weighted average of the returns of multiple underlying investments, the overall index return and risk may be quite different from the return of any individual investment. For example, the “Barclay CTA Index” is an unweighted index that attempts to measure the performance of the commodity trading advisor industry. The Index measures the combined performance of all commodity trading advisors that have more than four years of past performance. For purposes of calculating the Index, the first four years of a commodity trading advisor’s performance history is ignored. Accordingly, such index reflects the volatility and risk of loss characteristics of a very broadly diversified universe of advisors and not of a single fund or advisor. Therefore, the performance of Registrant will be different than that of the Barclay CTA Index and the Barclay Currency Index.

(13)	Effectiveness of Risk Reduction Techniques

Trading Advisors may employ various risk reduction strategies designed to minimize the risk of their trading positions. A substantial risk remains, nonetheless, that such strategies will not always be possible to implement and even when possible will not always be effective in limiting losses. If a Trading Advisor analyzes market conditions incorrectly, or employs a risk reduction strategy that does not correlate well with a Trading Advisor’s investments, such risk reduction techniques could result in a loss, regardless of whether the intent was to reduce risk or increase return. These risk reduction techniques may also increase the volatility of Registrant and/or result in a loss if the counterparty to the transaction does not perform as promised.

Risks Related to Futures Trading

Registrant may invest in forward contracts, futures contracts (including financial futures), swaps or other futures on both U.S. and foreign markets. Trading in such interests is a highly specialized investment activity entailing greater than ordinary investment risk.

(14)	Volatility

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Price movements of futures and forward contracts are influenced by, among other things, changing supply and demand relationships, governmental, agricultural and trade programs and policies, and national and international political and economic events. Financial instrument and foreign currency futures prices are influenced by, among other things, interest rates, changes in balances of payments and trade, domestic and international rates of inflation, international trade restrictions, and currency devaluations and revaluations. Consequently, you could lose all or substantially all of your investment in Registrant.

(15)	Low Margin

Because low margin deposits are normally required, an extremely high degree of leverage is obtainable in futures trading. In addition, certain of the Trading Advisors may trade using leverage through borrowing. Consequently, a relatively small price movement in a futures contract may result in immediate and substantial losses. Thus, like other highly leveraged investments, any purchase or sale of a futures contract may result in losses that substantially exceed the amount invested, although Members will not be liable for losses that exceed their investment in Registrant.

(16)	Daily Price Fluctuation Limits

Certain futures exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day no trades may be executed at prices beyond the daily limit. Once the price of a contract for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract cannot be taken or liquidated unless both a buyer and seller are willing to effect trades at or within the limit. In the past, futures prices have moved the daily limit for several consecutive days with little or no trading. In addition, even if futures prices have not moved the daily limit, the Trading Advisors may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place (a “thin” market). Similar occurrences, or regulatory intervention in the futures markets, could prevent the Trading Advisors from promptly liquidating unfavorable positions and adversely affect operations and profitability.

(17)	Because Registrant Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

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

(18)	Trading on non-U.S. Exchanges and Currency Exchange Rate Fluctuations

Certain of the Trading Advisors are expected to engage in some or all of its trading on non-U.S. exchanges and other markets located outside of the United States (“Foreign Markets”). Trading in such Foreign Markets is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. There is no limit to the percentage of Fund assets that may be committed to trading on Foreign Markets. Neither CFTC regulations nor regulations of any other U.S. governmental agency apply to the actual execution of transactions on Foreign Markets. Some Foreign Markets, in contrast to domestic exchanges, are “principals’ markets” in which performance is the responsibility only of the individual member with whom the trader has entered into a futures transaction and not of the exchange or clearing corporation. Due to the absence of a clearing house system on certain Foreign Markets, such markets are significantly more susceptible to disruptions than are U.S. exchanges and, therefore, trading thereon potentially is subject to greater risks than trading in the United States. In the case of trading on non-U.S. exchanges, Registrant will be subject to the risk of the bankruptcy or other inability of, or refusal by, such member or the counterparty to perform with respect to such transactions. Any such failure could subject Registrant to substantial losses or substantial reductions of the profits they might otherwise have realized. Registrant also may not have the same access to certain trades as do various other participants in non-U.S. markets.

(19)

Investors could incur substantial losses from trading in Foreign Markets by Registrant to which such investors would not have been subject had the Trading Advisors limited their trading to U.S. markets.

Furthermore, because Registrant will make Net Asset Value determinations in U.S. dollars, with respect to trading on Foreign Markets, Registrant will be subject to the risk of fluctuation in the exchange rate between the local currency and dollars and to the possibility of exchange controls. Unless Registrant hedges itself against fluctuations in exchange rates between the U.S. dollar and the currencies in which trading is done on such Foreign Markets, any profits which Registrant might realize in such trading could be eliminated as a result of adverse changes in exchange rates and Registrant could even incur losses as a result of any such changes.

Although the CFTC is prohibited by statute from promulgating rules which govern in any respect any rule, contract term, or action of any foreign futures exchange, the CFTC has adopted regulations to regulate the sale of foreign futures contracts and foreign options within the United States. These regulations may restrict Registrant’s access to Foreign Markets by limiting the activities of certain participants in such markets with whom Registrant could otherwise have traded.

The above ranges are only approximations with respect to each Program. Actual percentages may be either lesser or greater than above-listed. Past performance is not necessarily indicative of future results.

(20)	Failure or Lack of Segregation of Assets May Increase Losses

The CEA requires a futures commission merchant (“FCM”) or clearing broker, to segregate all funds received from customers from such broker’s proprietary assets. If the clearing brokers fail to do so, the assets of Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of a clearing broker’s bankruptcy, Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of such clearing broker’s combined customer accounts, even though certain property specifically traceable to Registrant (for example, Treasury bills deposited by Registrant with the clearing broker as margin) was held by such clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action.

In the event of an FCM’s bankruptcy, Registrant may recover a pro-rata share or none of its assets.

(21)	New Futures Contracts

Only those futures designated by the CFTC may be traded on U.S. futures exchanges. Periodically, additional futures contracts may be designated as approved futures contracts by the CFTC or other foreign regulatory authorities. The Trading Advisors may determine that it is appropriate to trade in such new futures contracts on behalf of Registrant. Because such futures contracts will be new, there can be no assurance that the trading strategies of the Trading Advisors will be applicable to any new futures contracts in which such Trading Advisors choose to trade. The markets in new futures contracts, moreover, have been historically both illiquid and highly volatile for some period of time after the contract begins trading. This presents both significant profit potential and a corresponding high risk potential.

(22)	Exchanges for Physicals

The Trading Advisors may engage in exchanges for physicals. The CFTC and certain exchanges have from time to time examined the propriety under their regulations of transactions involving exchanges for physicals. The Trading Advisors in the future may be prevented from making use of this trading technique for Registrant.

(23)	Futures Risk Disclosure

Futures trading is speculative. Price movements of futures contracts are influenced by, among other things, changing supply and demand relationships, governmental, agricultural and trade programs and policies, and national and international political and economic events. Changing crop prospects occasioned by unexpected weather or damages by insects and plant diseases make it difficult to forecast supplies of agricultural commodities. Similarly, demand is also difficult to forecast due to such factors as variable world production patterns, unexpected purchases by foreign countries and continued changes in domestic needs. Financial instrument futures prices are influenced primarily by changes in interest rates. Foreign currency futures prices are influenced by, among other things, changes in balances of payments and trade, domestic and international rates of inflation, international trade restrictions and currency devaluations and revaluations. In addition, in the event that a Trading Advisor with which Registrant invests trades on foreign exchanges, unless such entity hedges itself against fluctuations in the exchange rate between the United States dollar and the currencies in which trading is done on some foreign exchanges, any profits which it might realize in trading on such exchanges could be eliminated by adverse changes in the exchange rate or it could incur losses as a result of any such fluctuations.

Risks Related to Trading Forward Contracts, Foreign Exchange Contracts, Options and Derivatives

(24)	Forward Contracts, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

A forward contract is a contractual obligation to buy or sell a specified quantity of a currency or other futures at or before a specified date in the future at a specified price and, therefore, is similar to a futures contract. However, because forward contracts are traded in unregulated markets between principals, Registrant also assumes the risk of loss from counterparty nonperformance. In the future, Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments that combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. Because there is no exchange or clearing house for these contracts, Registrant will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, Registrant will not receive the protections that are provided by the CFTC’s regulatory scheme.

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

(25)	Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

A Trading Advisor may trade its program by entering into spot and forward transactions involving currencies with United States and foreign banks (referred to as the “interbank market”) and currency dealers. A Trading Advisor may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

A Trading Advisor may trade foreign exchange through futures and/or exchange for physicals. Such transactions are regulated by the CFTC and are traded on and guaranteed by an exchange.

(26)	Options Trading

Certain of the Trading Advisors’ trading will include the trading of options contracts, including the trading of options on futures contracts, physical commodities and securities (“Underlying Interests”). Such options trading may take place on U.S. and foreign exchanges. An option on an investment gives the purchaser of the option the right but not the obligation to take a position at a specified price (the “striking,” “strike” or “exercise” price) in an investment. A “call” option gives the purchaser the right (but not the obligation) to buy the Underlying Interest during a certain period of time for a fixed price. A “put” option gives the purchaser the right (but not the obligation) to sell the Underlying Interest during a certain period of time for a fixed price. An option is purchased for its intrinsic value, if any, plus a premium, representing the time value of that option. Unless the price of the Underlying Interest increases in the case of a call option (or decreases in the case of a put option) by at least the time value of that option, Registrant may lose the entire amount of such premium. (The more out-of-the-money an option is, the greater the increase (decrease) would have to be before Registrant would recover the entire amount of such premium.) Conversely, if a Trading Advisor sells an option (whether a call or a put), Registrant will be credited with the sales price but will have to deposit margin due to its contingent liability to make or take delivery of the Underlying Interest in the event the option is assigned. The seller (or “writer”) of an option is obligated to take a position at a specified price opposite to the option buyer if the option is exercised. Thus, in the case of a call option, the seller must be prepared to sell the underlying investment at the strike price if the buyer should exercise the option. A seller of a put option, on the other hand, stands ready to buy the underlying investment at the strike price. A trader who sells options may be subject to loss in an amount equal to (or, on rare occasions, greater than) the entire price movement that occurs in the Underlying Interest (less any premium received) from the date he/she sold the option until the date he liquidates such position.

Both the purchasing and selling of call and put options entail risks. For the purchaser of an option, unless the price of the underlying investment increases (in the case of a call option) or decreases (in the case of a put option) by at least the time value of that option, Registrant may lose the entire amount of such premium. (The more out-of-the-money an option is, the greater the increase (decrease) would have to be before Registrant would recover the entire amount of such premium.) If a Trading Advisor sells an option (whether a call or a put), Registrant will be credited with the sales price but will have to deposit margin due to its contingent liability to make or take delivery of the underlying investment in the event the option is assigned. Although an option buyer’s risk is limited to the amount of the original investment for the purchase of the option, an investment in an option may be subject to greater fluctuation than is an investment in the underlying investments. In theory, an uncovered call writer’s loss is potentially unlimited, but in practice the loss is limited by the term of existence of the call. The risk for a writer of a put option is that the price of the underlying investment may fall below the exercise price. Certain of the Trading Advisors may engage in substantial option activities.

The ability to trade or exercise options may be restricted in the event that trading in the underlying investment becomes restricted. Options trading on U.S. futures exchanges is subject to regulation by both the CFTC and such exchanges. Options trading on foreign exchanges is not regulated by the CFTC.

(27)	Derivative Instruments in General

The Trading Advisors may use various derivative instruments, including futures, options, forward contracts, swaps (including asset swaps, total return swaps and credit default swaps) and other derivatives (including credit derivatives and synthetic securities) that may be volatile and speculative. Certain positions may be subject to wide and sudden fluctuations in market-value, with a resulting fluctuation in the amount of profits and losses. Use of derivative instruments presents various risks, including the following:

(i) Tracking — When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying investment sought to be hedged may prevent the Trading Advisor from achieving the intended hedging effect or expose Registrant to the risk of loss.

(ii) Liquidity — Derivative instruments, especially when traded in large amounts, may not be liquid in all circumstances, so that in volatile markets the Trading Advisor may not be able to close out a position without incurring a loss.

(iii) Leverage — Trading in derivative instruments can result in large amounts of leverage. Thus, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by Registrant and could cause its Net Asset Value to be subject to wider fluctuations than would be the case if the Trading Advisor did not use the leverage feature in derivative instruments.

There is no guarantee that the counterparty to a derivatives transaction will perform, or that it has accurately represented its creditworthiness. Trading in derivatives may subject Registrant to additional legal risks, operations risks and valuation risks.

(28)	Over-the-Counter Trading

Investments to be purchased or sold by the Trading Advisors will include investments not traded on an exchange, including, but not limited to, swap transactions and spot and forward foreign currency transactions. OTC options, unlike exchange-traded options, are two-party contracts with price and other terms negotiated by the buyer and seller. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which Registrant can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for investments that are not traded on an exchange. Investments not traded on exchanges are also not subject to the same type of government regulation as exchange traded instruments, and many of the protections afforded to participants in a regulated environment may not be available in connection with such transactions. To the extent that Registrant engages in these transactions, Registrant must rely on the creditworthiness of its counterparty. In certain instances, counterparty or credit risk is affected by the lack of a central clearinghouse for foreign exchange trades. To reduce their credit risk exposure, Registrant may trade in the forward foreign currency market through money center banks and leading brokerage firms.

The recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. The general effective date of the derivatives portion of the Dodd-Frank Act is one year following its enactment. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act.

The percentage of Registrant’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

(29)	Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Periods of illiquidity have accrued from time-to-time in the past, such as in connection with Russia’s default on its sovereign debt in 1998. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that any Trading Advisor will be able to do so.

There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which a Trading Advisor is expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of OTC instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and Registrant will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

(30)	Default and Counterparty Risk

Certain of the markets in which the Trading Advisors will effect transactions are OTC or “interdealer” markets. Foreign exchange transactions, forward contracts, swaps, derivative or synthetic instruments or other OTC transactions are not regulated by the CEA and dealer are not obligated to segregate customer assets. As a result, Members do not have such basic protections with respect to the trading in such OTC investments by Registrant. This lack of regulation in these markets could expose Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties.

Such OTC trading may expose Registrant to credit risk with regard to parties with which it trades and the risk of settlement default. Unlike exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries, the participants in OTC transaction are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. This exposes Registrant to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing Registrant to suffer a loss. In addition, in the case of a default of a counterparty, Registrant could become subject to adverse market movements while replacement transactions are executed. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Registrant has concentrated its transactions with a single or small group of counterparties. Registrant may not have an internal credit function that evaluates the creditworthiness of their counterparties. The ability of Registrant to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by Registrant.

It is expected that all investments deposited with custodians or Brokers will be clearly identified as being assets of Registrant and should not expose Registrant to a credit risk with regard to such parties. However, it may not always be possible to achieve this and there may be practical or time problems associated with enforcing Registrant’s rights to its assets in the case of an insolvency of any such party.

Other Investment-Related Risks

(31)	Investment of Non-Margin Assets May Increase Risks to Registrant

The Managing Member may invest certain non-margin assets (directly or indirectly through investment funds) in certain securities permitted by applicable rules and regulations. While such investments may increase interest income, and although the types of securities that may be invested in are limited by CFTC regulations, investment in such securities may be riskier than having 100% of the proceeds of the offering of the Interests deposited in cash in segregated accounts in the name of Registrant at the clearing brokers or another eligible financial institution. As a result, the returns on the investment of non-margin assets may be lower than anticipated, which would cause the cost of investment in the Interests to increase.

(32)	Losses by a Trading Advisor Could Deplete All of the Assets of Registrant, Including Assets that Were Allocated for Management by Another Trading Advisor

Because Registrant allocates its assets to managed accounts, it is theoretically possible that catastrophic losses by a single Trading Advisor to a managed account could deplete all the assets of Registrant, even those assets that were allocated for management to other Trading Advisors. Catastrophic losses by a Trading Advisor to a managed account in excess of the amount of the assets allocated to such Trading Advisor could occur as a result of the high degree of embedded leverage in the instruments being traded and the trading strategies being employed by each of the Trading Advisors. If such losses were to occur, they could be liabilities of Registrant generally and all of the assets of Registrant could be available to Registrant’s creditors to satisfy claims attributable to the Trading Advisor whose strategies resulted in such catastrophic losses.

(33)	Increased Costs of Frequent Trading

Many of the strategies employed by the Trading Advisors may require the taking of frequent trading positions. Therefore, portfolio turnover and brokerage commission expenses may significantly exceed those of other investment entities of comparable size, and affect Registrant’s earnings.

(34)	Brokerage

When a Trading Advisor selects Brokers to execute transactions, it is not required to solicit competitive bids or seek the lowest available commission cost. When it negotiates commission rates, the Trading Advisor may also consider the financial stability and reputation of Brokers and the brokerage and research services provided by such Brokers; however, the

Managing Member does not and a Trading Advisor may not necessarily directly or indirectly benefit from the services provided. A Trading Advisor may direct brokerage commissions on purchases or sales of investments to Brokers who assist in the raising of capital for such Trading Advisor, consistent with best execution.

(35)	Suspensions of Trading

Exchanges typically have the right to suspend or limit trading in any instrument traded on the exchange. A suspension could render it impossible to liquidate positions and thereby expose Registrant to losses.

(36)	Currency and Exchange Rate Risks

Since certain of the Trading Advisors may invest in investments denominated or quoted in currencies other than the U.S. Dollar, changes in currency exchange rates may affect the value of Registrant’s investments and the unrealized appreciation or depreciation of such investments. Among the factors that may affect currency value are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. A Trading Advisor may seek to protect the value of some portion or all of its portfolio holdings in Registrant against currency risks by engaging in hedging transactions, if available, cost-effective and practicable. Registrant may enter into forward contracts on currencies, enter into swaps, purchase put and call options on currencies, or engage in any combination of the foregoing. There is no certainty that such strategies will be effective. Moreover, there is no certainty that instruments suitable for hedging currency shifts will be available at the time when Registrant wishes to use them or that, even if available, Registrant will elect to utilize a hedging strategy.

Since OTC instruments are not guaranteed by an exchange or clearing house, a default on such an instrument would deprive a Trading Advisor of unrealized profits or force a Trading Advisor to cover its commitments for purchase or resale, if any, at the current market price. Lastly, Registrant is not responsible for the effects that fluctuations in the value of currencies other than the dollar may have on subscription amounts to Registrant or redemption proceeds paid to a Member that has requested the redemption of part or all of his, her or its Interest in Registrant.

(37)	Valuation of Investments

While pricing information is generally available for investments in which Registrant may invest, there is currently no centralized source for pricing information for certain of non-exchanged-traded investments and reliable pricing information may at times not be available from any source. Prices quoted by different sources are subject to material variation. For purposes of calculating Registrant’s net capital appreciation and net capital depreciation and valuing investments, valuations of investments for which pricing information cannot be obtained will be made by Registrant’s administrator based upon such information as is available, including the advice of a Trading Advisor.

(38)	Institutional Risk

The institutions (such as brokerage and trading firms and banks) with which Registrant does business, or to which investments have been entrusted for custodial purposes, could encounter financial difficulties. This could impair the operational capabilities or the capital position of Registrant, or create unanticipated trading risks. Registrant will attempt to limit its transactions to well-capitalized and established banks and brokerage firms in an effort to mitigate such risks. Funds maintained at a Broker as margin to collateralize forward positions are not segregated and therefore are subject to the claims of the general creditors of the Broker in the event of its bankruptcy.

(39)	Strategy-Specific Risks

Strategy risk may arise in the event of the failure or deterioration of an entire strategy such that one or more Trading Advisors employing that strategy suffer significant losses. Losses may result from excessive concentration by the Trading Advisors in the same investment or broad events that adversely affect particular strategies and losses may arise if Trading Advisors are unable to hedge such risks or respond to market conditions in a timely manner.

(40)	Trading Facilities and Electronic Trading

Most open-outcry and electronic trading facilities are supported by computer-based component systems for the order-routing, execution, matching, registration and clearing of trades. As with all facilities and systems, they are vulnerable to disruption or failure. Registrant’s ability to recover losses may be subject to limits on liability imposed by the system provider, the market, the clearing house and/or Member firms.

Trading on an electronic system may differ not only from trading in an open-outcry market but also from trading on other electronic systems. If a Trading Advisor undertakes transactions on an electronic trading system on behalf of Registrant, Registrant will be exposed to risks associated with the system including the failure of hardware and software. The result of any system failure may be that the Trading Advisor’s order is either not executed according to its instructions or it is not executed at all.

(41)	Trading Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks through Offsetting Positions

The Trading Advisors trade entirely independently of each other. Trading Advisors may, from time to time, take opposite positions, eliminating any possibility that an investor that holds Interests may profit from these positions considered as a whole but incurring the usual expenses associated with taking such positions. The Trading Advisors’ programs may, at times, be similar to one another thereby negating the benefits of investing in more than one Trading Advisor by purchasing Interests, which may, in fact, increase risk. Two or more Trading Advisors may compete with each other to acquire the same position, thereby increasing the costs incurred by each of them to take such position. It is also possible that two or more Trading Advisors, although trading independently, could experience drawdowns at the same time, thereby negating the potential benefit associated with exposure to more than one Trading Advisor and more than one program. Registrant’s multi-advisor structure will not necessarily control the risk of speculative futures or forward trading. Multi-advisor funds may have significant volatility and risk despite being relatively diversified among trading advisors.

(42)	Deleveraging of the Financial Markets

One of the primary consequences of the market disruptions of 2008 and 2009 has been the forced deleveraging of numerous financial instruments, including private investment funds, in a process which is ongoing. Not only are substantial losses being incurred in the deleveraging process, but also the available opportunities in the markets in which Trading Advisors trade may be reduced on a long-term basis as a result of such deleveraging.

(43)	Disruptions in the Private Investment Fund Sector

2007, 2008 and 2009 witnessed an unprecedented level of losses as well as redemption suspensions and other “emergency” investor liquidity adjustments among a large number of private investment funds. It is not possible to predict what, if any, structural changes may result from these events, but any such changes could be material and adverse for Registrant.

(44)	Lehman Brothers Bankruptcies

The Lehman Brothers bankruptcies in September 2008 led to widespread chaos in the global financial markets, as well as significant outright losses as numerous market participants found themselves in the position of general creditors of Lehman Brothers even in respect of assets which they had deposited with Lehman Brothers. The effects of the Lehman Brothers bankruptcies, as well as the ensuing events - including Bank of America’s acquisition of Merrill Lynch &, Co. Inc., Wells Fargo’s purchase of Wachovia, and Morgan Stanley & Co. Inc. and Goldman Sachs & Co., Inc. (as well as American Express Inc.) opting to become “bank holding companies” - led to a dramatic contraction in credit (including even inter-bank lending) and steep monetary losses in the financial sector. The ramifications of the Lehman Brothers bankruptcies are unlikely to be resolved for a number of years, but could be adverse to the prospects for Registrant and/or private investment funds in general. Moreover, the Lehman Brothers bankruptcies have demonstrated the systemic risks of any comparable failure. It is not possible to predict if or when one or more such failures might occur. Were this to happen, the results could be materially adverse to Registrant.

(45)	Repurchase and Reverse Repurchase Agreements

The Trading Advisors may engage in repurchase and reverse repurchase agreements. In the case of default by the transferee of a security in a reverse repurchase agreement, the transferor runs the risk that the transferee may not deliver the security when required. In the event of the bankruptcy or other default of a transferor of a security in a repurchase agreement, the transferee could experience both delays in liquidating the underlying security and losses, including: (a) a possible decline in the value of the collateral during the period while the transferee seeks to enforce its rights thereto; (b) possible subnormal levels of income and lack of access to income during this period; and (c) expenses of enforcing its rights.

Risks Related to the Managing Member and the Trading Advisors

(46)	Managing Member

The Managing Member has complete discretion in allocating Registrant’s assets to Trading Advisors. Registrant’s success depends in turn, to a great extent, on the Managing Member’s ability and the ability of its principals, specifically Messrs. Goodman and Shewer, to select Trading Advisors and allocate assets. If Registrant lost the services of the Managing Member or both of their principals, it might have to be terminated by way of compulsory redemption of all issued and outstanding Interests in Registrant.

In addition, the Managing Member and its principals and employees will devote such time as they deem necessary for the efficient investment activities of Registrant. However, the Managing Member and its principals and employees will be involved, from time to time, with other investment management activities and will not devote all of their time specifically to Registrant’s business. Potential investors should note, however, that the Managing Member employs a broad group of investment and administrative professionals.

(47)	Reliance on the Trading Advisors

To the exclusion of the Members and the Managing Member, each Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of the assets allocated to it by Registrant. The Managing Member has no control over the specific trades the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the Managing Member. The Managing Member can provide no assurance that the trading programs employed by the Trading Advisors will be successful. Therefore, as an investor in Registrant, Members will be relying almost exclusively on the judgment and ability of the Trading Advisors to invest Registrant’s assets.

(48)	Experience and Other Clients

The Trading Advisors and their principals have various levels of experience. Some Trading Advisors may have little or no experience managing customer assets. Moreover, the Trading Advisors may also manage other accounts (including other funds and accounts in which the Trading Advisors may have an interest) which may employ different or similar trading strategies, and which together with accounts already being managed could increase the level of competition for the same trades the Trading Advisors might otherwise make, including the priorities of order entry. This situation may increase the level of competition for the trades that might be suitable for Registrant. These factors could make it costly or impossible to take or liquidate a position in a particular investment.

(49)	Limited Knowledge about Trading Advisors

Although the Managing Member will investigate, or causes the investigation of, the Trading Advisors with which Registrant will invest, in general however, due to the confidential and/or proprietary nature of most of the information, such as trading methods and strategies and performance tables, the Managing Member is relying on each Trading Advisor for the accuracy thereof. Accordingly, neither Registrant nor the Managing Member can make any representation regarding the completeness, accuracy or adequacy of such information.

(50)	Trading Advisors’ Businesses Dependent on Key Individuals

Trading decisions made by each Trading Advisor may be based on the judgment of one or a limited number of key individuals (each, a “Key Man”). If any Key Man were to die or become incapacitated or otherwise terminate his relationship with a Trading Advisor, such event could have a material adverse effect on Registrant and its performance.

(51)	New Trading Advisors

The Managing Member will actively manage Registrant’s investment portfolio, which may result in frequently changing either the composition of the portfolio or the allocation of Registrant’s assets among the Trading Advisors comprising Registrant’s investments. Registrant may select a new Trading Advisor without prior notice to Members (although the Managing Member will provide notice, including a supplement to this Memorandum, within 21 calendar days of any such change to existing Members and solicited prospective investors). In addition, it is possible that a Trading Advisor that is retained by Registrant, following a decline in Registrant’s assets might receive an incentive fee based on trading profits it earned, even though some or all of those trading profits were merely a recovery of losses incurred by the Trading Advisor(s) that earlier managed Registrant’s assets.

(52)	Trading Advisor Restrictions

There are a number of Trading Advisors whose services are not generally available to the investing public. These Trading Advisors generally place stringent restrictions on the number of persons whose money they will manage. As a result, certain Trading Advisors to which the Managing Member would like to allocate Fund assets may limit, or not be able to accept any, allocation of Fund assets. This could adversely affect Registrant’s investment strategy and, consequently, its returns.

Moreover, there may be times when Registrant will allocate assets with respect to a particular Trading Advisor in a different manner than another fund or account managed by the Managing Member or its affiliates. For instance, to satisfy redemption requests, the Managing Member may withdraw Fund assets from one Trading Advisor while a fund operated by an affiliate of the Managing Member may be allocating additional assets to that same Trading Advisor. Consequently, Registrant could incur losses or lose out on certain gains from which other affiliated funds or accounts may benefit.

In addition, Trading Advisors may have restrictions in their governing documents (e.g., articles of association or partnership agreements) that limit Registrant’s ability to withdraw funds from or invest with the relevant Trading Advisor, other than at specified times such as the end of the year. The Managing Member’s ability to withdraw funds from or invest funds with a particular Trading Advisor with such restrictions will be limited and such restrictions will limit the Managing Member’s flexibility to reallocate such assets among Trading Advisors.

(53)	Fund Trading is Not Transparent

The trading decisions in respect of Registrant are made by one or more Trading Advisors. While the Managing Member receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Members and Registrant’s trading results are reported to the Members monthly. Accordingly, an investment in Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. The Managing Member may (but is under no obligation to) provide estimated daily or weekly values to Members.

(54)	Incentive Fee Agreements with Trading Advisors

The agreements with the Trading Advisors provide for fees or a share of profits to such Trading Advisors based upon appreciation, including unrealized appreciation, in the value of Registrant managed by such Trading Advisor, but without penalties for realized losses or decreases in value of Registrant. Generally, the Trading Advisor’s compensation or profit share is determined separately for each quarter or year, although agreements typically are obtained to carry forward losses to subsequent periods in determining the payment for such periods. Such arrangements may give the Trading Advisors incentives to make investments for Registrant that are unduly risky or speculative. Also, such incentive or performance based payments may be paid to Trading Advisors who show net profits, even though Registrant, as a whole, incurs a net loss.

(55)	Size of Trading Advisors’ Accounts May Make Executions Difficult

It may be difficult or impossible for a Trading Advisor to take or liquidate a position in a particular investment in accordance with its trading systems, methods or strategies at the then current market price due to the size of the accounts that are or may be managed by the Trading Advisor.

(56)	Possible Adverse Effects of Increasing the Assets Managed by the Trading Advisors

A Trading Advisor may be limited in the amount of assets which it can successfully manage by both the difficulty of executing substantially larger trades in order to reflect larger equity under management and the restrictive effects of legal position limits or restraints on disposition and possible market illiquidity. The rates of return recognized on the investment and/or trading of a limited amount of assets may have little relationship to those a Trading Advisor can reasonably expect to achieve trading larger amounts of funds. A Trading Advisor may not have agreed to limit the amount of additional equity which it may manage and, therefore, there can be no assurance that the Trading Advisors’ strategies will not be adversely affected by the additional equity represented by additions to Registrant’s account or otherwise.

The Managing Member may reallocate Registrant’s assets among the Trading Advisors in such proportions and at such times as it determines. Registrant’s assets, therefore, may be allocated unequally among the Trading Advisors, which may adversely affect the performance results of Registrant.

(57)	Multiple Trading Advisors

Each of the Trading Advisors to which the Managing Member allocates Registrant’s assets (either directly or indirectly) makes trading decisions independently of each other. It is possible that the Trading Advisors could hold opposite positions in the same or similar investment at or about the same time or during the same period of time. In that event, Registrant could incur multiple brokerage commissions and other trading-related expenses with no net change in its holdings. It is also possible that the Trading Advisors could enter identical orders for the same positions, thereby competing for the same trades. This competition could prevent orders for Registrant from being executed at desired prices.

The Managing Member may reallocate Registrant’s assets among the Trading Advisors in such proportions and at such times as it determines. Registrant’s assets, therefore, may be allocated unequally among the Trading Advisors, which may adversely affect the performance results of Registrant.

(58)	No Assurance of any of the Trading Advisors’ Continued Services to Registrant

You cannot be assured that any Trading Advisor will be willing or able to continue to provide advisory services to Registrant for any length of time. There is severe competition for the services of qualified trading advisors, and Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Trading Advisor may require Registrant to pay higher fees in order to be able to retain such Trading Advisor. The Managing Member may either terminate a Trading Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. Each Trading Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

(59)	Competition

The investment management industry in general, and the investment markets in which Trading Advisors will focus, are extremely competitive. In pursuing their investment and trading methods and strategies, the Trading Advisors will compete with futures and securities firms, including many of the larger investment advisory and private investment firms, as well as institutional and industry investors and, in certain circumstances, market-makers, banks and broker-dealers. In relative terms, the Trading Advisors may have little capital and may have difficulty in competing in markets in which its competitors have substantially greater financial resources, larger research staffs, and more investment professionals than any Trading Advisor has or expects to have in the future. In any given transaction, investment and trading activity by other firms will tend to narrow the spread between the price at which an investment may be purchased by Registrant and the price it expects to receive upon consummation of the transaction.

Risks Related to Registrant’s Structure

(60)	Past Performance Not Indicative of Future Results

Registrant’s results will depend on the availability of suitable investment opportunities for Registrant and the performance of its investments. Registrant’s past performance will not necessarily be indicative of its future results. You should not rely on the past performance of Registrant, the Managing Member or any Trading Advisor in deciding to invest in Registrant.

(61)	Limited Liquidity and Transferability of Interests

An investment in Registrant involves limited liquidity and the Interests are not freely transferable. There is no secondary market for the Interests and none is expected to develop. While the Interests may be redeemed, there are restrictions, and fees may be assessed. For example, Interests may be redeemed only as of the each Valuation Day provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

Transfers of Interests are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, the Managing Member may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for Registrant.

Members thus may not be able to liquidate their investment in the event of an emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan.

(62)	Compulsory Redemption

The Managing Member, in its sole discretion, upon 48 hours’ prior written notice to a Member, may compel redemption of any or all of a Member’s Interests for any reason.

(63)	Substantial Charges

The Interests are subject to fees and expenses for, among other things, the Managing Member’s Management Fee, and other Fund offering, administrative and operating expenses, among other expenses (including AlphaMetrix360, LLC’s fee), and their share of the fees and expenses of Registrants. With the exception of incentive fees payable to the Trading Advisors, all of the fees and expenses of Registrant and the Trading Advisors will be paid without regard to the profitability of Registrants or the Trading Advisors. Accordingly, it will be necessary for the Trading Advisors to make substantial trading profits to avoid depletion of Registrant’s assets. Registrant’s expenses thus may constitute a higher percentage of net assets than expenses associated with other investment products and entities that do not use a multi-manager approach.

In addition, Registrant may pay an incentive fee to a Trading Advisor even if Registrant’s assets as a whole were not to appreciate. First, incentive fees are paid on a Trading Advisor-by-Trading Advisor basis without regard to the profitability of any other Trading Advisor or Registrant as a whole. Second, incentive fees are not repaid to Registrant if a Trading Advisor that was paid an incentive fee subsequently experiences losses. Third, incentive fees are paid on net profits, including net unrealized trading profits, which may not be realized if an investment position with unrealized profits declines or becomes unprofitable before it is closed out.

(64)	Determination of Net Profit and Loss

In order to determine net profits and losses, the investment positions and other assets held by Registrant must be valued. In valuing Registrant’s assets, AlphaMetrix360, LLC will receive input from third parties (including pricing services, data providers, and Brokers) and generally will rely on such information in determining valuations. The Managing Member will review all valuations and calculations with AlphaMetrix360, LLC in accordance with Registrant’s valuation policies and procedures. Should these valuations prove to be incorrect, Registrant may experience losses.

(65)	Adjustments

Registrant will permit redemptions to be made and subscriptions to be accepted at times other than at the end of a Fiscal Year. At any such time, an interim closing effectively will occur on the basis of unaudited financial statements. Because there may be a greater risk of error when unaudited financial statements are used, individual Members may be adversely affected by errors, if any, in such unaudited financial statements. The Managing Member is authorized to make an adjustment in the determination of net profit or net loss if the Managing Member, in good faith, considers such adjustment to be necessary and equitable to correct material errors in unaudited financial information. However, the Managing Member may not be aware of an error before a Member redeems its Interest, and there may be other limitations on the Managing Member’s ability to make any adjustment.

(66)	Reserve for Contingent Liabilities

Under certain circumstances, Registrant may find it necessary to set up a reserve for contingent liabilities. If that occurs, this may be taken into account in the calculation of Net Asset Value. Similar provisions may be contained in the governing instruments for Trading Advisors. These provisions could be activated if Registrant or one of the Trading Advisors were involved in litigation or subject to an audit, any of which could create significant expenses to Registrant.

(67)	Various Actual and Potential Conflicts of Interest May Be Detrimental to Members

Registrant is subject to actual and potential conflicts of interests involving the Managing Member, the Trading Advisors and various brokers. The Managing Member, the Trading Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Registrant’s business, which also presents the potential for numerous conflicts of interest with Registrant. As a result of these and other relationships, parties involved with Registrant have a financial incentive to act in a manner other than in the best interests of Registrant and its Members. The Managing Member has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably.

Registrant may be subject to certain conflicts with respect to its clearing brokers, its futures brokers, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the clearing broker, the futures broker and executing brokers.

(68)	No Current Distributions

Registrant does not presently intend to make distributions other than in the form of payment of redemption proceeds. As a result, an investment in Registrant is not suitable for an investor seeking current returns for financial or tax planning purposes.

(69)	Substantial Redemptions

In the event that there are substantial redemptions from Registrant, it may be more difficult for Registrant to generate the same level of profits operating on a smaller capital base. Under such circumstances, in order to provide sufficient funds to pay redemptions, the Managing Member might be required to cause the Trading Advisors liquidate positions at an inappropriate time or on unfavorable terms.

(70)	Possibility of Termination of Registrant Before Expiration of its Stated Term

The Managing Member may withdraw from Registrant upon 120 days’ notice, which would cause Registrant to terminate unless a substitute managing owner were obtained. Other events, such as a long-term substantial loss suffered by Registrant, could also cause Registrant to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Member or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to Registrant.

(71)	Need for Risk Controls and Compliance Procedures

Events during the past years, including the bankruptcy and other adverse financial results of major financial institutions, have focused attention upon the necessity for firms to maintain adequate risk controls and compliance procedures. There is no assurance that Registrant’s controls and procedures will be adequate. These events have also raised concerns as to the manner in which certain exchanges monitor trading activities and implement regulations to protect customer funds.

(72)	No Representation or Other Independent Experts

The Managing Member has consulted with counsel, accountants and other experts regarding the formation and operation of Registrant and this offering. Registrant’s legal counsel does not represent prospective investors in connection with this offering. Prospective investors are advised to consult their own independent counsel with respect to the legal and tax implications of an investment in Interests.

Regulatory and Other Risks

(73)	Regulatory Changes or Actions May Alter the Nature of an Investment in Registrant

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

(74)	Government Regulation of Investments

Registrant may invest in instruments listed on both U.S. and non-U.S. exchanges, as well as in OTC instruments issued by broker-dealers and other financial counterparties. Instruments listed on exchanges are generally subject to restrictions and regulation by government and/or self-regulatory organizations in the country in which such instruments are traded. OTC transactions with broker-dealers and other financial counterparties may be entered into by Registrant with counterparties regulated by government regulatory bodies and/or self-regulatory organizations in the countries in which such counterparties operate, but the specific instruments acquired pursuant to such transactions may not be registered or subject to specific regulation.

(75)	Recent Government Initiatives

Regulations relating to the financial system and industry participants are being revised, both in the United States and around the world, and the extent of such measures, intended to stabilize the financial markets, varies from country to country. Additional measures, legislation and regulation are widely anticipated around the world and could have a substantial adverse effect on Registrant’s investment strategy and business model and may result in substantial costs associated with compliance with such measures.

The duration, severity, and ultimate effect of recent market conditions and government actions cannot be predicted. These conditions could result in further declines in the market values of potential or actual Fund investments. Such conditions and/or any additional regulation of market participants may prove disruptive to Registrant, the industry or Registrant’s investment portfolio, and, consequently, may have a material adverse effect on the performance of Registrant.

(76)	Market Disruptions; Governmental Intervention

The global financial markets are currently undergoing a period of unprecedented disruption which has led to extensive governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have in some cases been difficult to interpret and fluid in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to previously successful investment strategies.

The Troubled Asset Relief Program is one of the largest governmental interventions in the history of the U.S. financial markets. Furthermore, the U.S. Congress appears likely to require that new restrictions be applied to the U.S. financial markets. Comparable actions have been taken and comparable restrictions imposed by a number of other governments as well. Such new restrictions may have a material adverse impact on both the future competitiveness of certain markets as well as the profit potential of Registrant.

It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets in the U.S. and elsewhere and/or the effect of such restrictions on the strategies the Trading Advisors employ on behalf of Registrant. However, it is possible that further developments in the market and/or increased regulation could be materially detrimental to Registrant.

Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for Registrant, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

(77)	Possible Effects of Speculative Position Limits

The CFTC and certain U.S. and foreign exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short position which any person or group may hold or control in particular futures contracts. In general, all futures accounts controlled by a Trading Advisor and its principals and affiliates will be combined for position limit purposes. It is possible that trading decisions of the Trading Advisors may have to be modified and that positions held by the Trading Advisors in which Registrant has an interest could have to be liquidated to avoid exceeding such limits, which could adversely affect the profitability of Registrant.

(78)	Compliance with ERISA Restrictions

The Managing Member intends to use reasonable efforts to cause employee benefit plans subject to ERISA and/or plans subject to Section 4975 of the Code and other “benefit plan investors”, as defined in the Plan Asset Regulation and modified by the Pension Protection Act of 2006, to hold in the aggregate less than 25% of the Interests in Registrant and of each other class of equity interests in Registrant. The Managing Member shall use reasonable efforts to restrict transfers or purchases of any equity interest in Registrant so that ownership of each class of equity interests in Registrant by benefit plan investors will remain below the 25% threshold contained in the Plan Asset Regulation. In this event, although there can be no assurance that such will be the case, the assets of Registrant should not constitute “plan assets” for purposes of ERISA and Section 4975 of the Code.

If the assets of Registrant were to become “plan assets” subject to ERISA and Section 4975 of the Code, certain investments made or to be made by Registrant in the normal course of its operations might result in non-exempt prohibited transactions and might have to be rescinded. If at any time the Managing Member determines that assets of Registrant may be deemed to be “plan assets” subject to ERISA and Section 4975 of the Code, the Managing Member may take certain actions it may determine to be necessary or appropriate, including requiring one or more Members to redeem or otherwise dispose of all or part of their Interest in Registrant or terminating and liquidating Registrant.

(79)	U.S. Regulation

The offering of Interests has not been registered under the Securities Act or the laws of any applicable jurisdiction. Registrant is not an investment company within the meaning of the Investment Company Act. The Managing Member is registered as an investment adviser with the SEC under the Advisers Act.

Tax Risks

(80)	Members Taxed Currently

Members are subject to tax each year on their allocable share of the income or gains (if any) of Registrant, whether or not they receive distributions. Moreover, the Managing Member does not intend to make any distributions to Members. Consequently, Members will be required either to redeem Interests or to make use of other sources of funds to discharge their tax liabilities in respect of any taxable income or gains allocated to a Member from Registrant.

In comparing the profit objectives of Registrant with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased corporate equity, there typically would be no federal income tax due on the appreciation in the value of such holdings until disposition. In the case of Registrant, on the other hand, a significant portion of any appreciation in the Net Asset Value of each Interest must be paid in taxes by the Members every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Members will be taxed currently on their allocable share of the income or gains of Registrant, if any, Registrant may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

The performance information included in this Memorandum is presented exclusively on a pre-tax basis.

(81)	Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Members may be required to treat the amount of incentive fees and other expenses of Registrant as “miscellaneous itemized deductions,” which may be subject to substantial restrictions on deductibility for federal income tax purposes.

(82)	Taxation of Interest Income Irrespective of Trading Losses

The Net Asset Value of each Interest reflects the trading profits and losses as well as the interest income earned and expenses incurred by Registrant. However, losses on Registrant’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate Member had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Member would have incurred a net loss in the Net Asset Value of such Member’s Interests equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Members could result in such Members having a tax liability in respect of their investment in Registrant despite incurring a financial loss on their Interests.

(83)	Possibility of a Tax Audit of Both Registrant and the Members

The tax returns of Registrant may be audited by the IRS. If such an audit results in an adjustment, Members could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN INDEPENDENT TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN REGISTRANT; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INVOLVED IN THIS OFFERING. PROSPECTIVE INVESTORS MUST READ THE ENTIRE MEMORANDUM INCLUDING ALL APPENDICES HERETO AND MUST CONSULT THEIR OWN PROFESSIONAL ADVISORS BEFORE DECIDING TO INVEST IN INTERESTS.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or lease any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Member, located at 900 King Street, Suite 100, Rye Brook, New York 10573.

Certain administrative services are provided by AlphaMetrix360, LLC, Registrant’s Administrator, which is located at 33 West Monroe, Suite 1000, Chicago, Illinois 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240. In addition, the Administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

Item 3.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 4.	Removed and Reserved

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

There is no secondary trading market for the Interests, and none is likely to develop. Interests may be redeemed or transferred subject to the conditions imposed by the LLC Operating Agreement.

(b)	Holders

As of March 1, 2011, there were 1,486 holders of record owning 329,843 Interests, which include 0 General Units (Managing Owner Interests).

(c)	Dividends

The Managing Member has sole discretion in determining what distributions, if any, Registrant will make to Members. Registrant has never declared a dividend and does not intend to do so in the future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

(e)	Performance Graph

Not applicable.

(f)	Issuer Purchases of Equity Securities

The Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2010 through December 31, 2010.

(g)	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to December 31, 2010, Registrant sold Interests which resulted in aggregate proceeds to Registrant of $59,369,639.

Through December 31, 2010, Members acquired Interests through a private placement as follows:

Name of Member	Date of Acquisition	Value of Interest Acquired
Diversified Futures Trust I	January 1, 2007	$12,966,087
Diversified Futures Fund LP	January 1, 2007	$3,636,165
Kenmar Global Trust	January 1, 2007	$2,143,975
Futures Strategic Trust	April 1, 2007	$5,002,950
World Monitor Trust II – Series F	April 1, 2009	$14,195,000
World Monitor Trust II – Series D	April 1, 2009	$4,887,000
World Monitor Trust II – Series E	October 1, 2010	$12,170,845
Kenmar Global Trust	January 1, 2011	$4,367,617

In addition, as of September 30, 2009, Registrant served as an aggregate trading vehicle for the following funds: Diversified Futures Trust I; Futures Strategic Trust; World Monitor Trust II – Series D; and World Monitor Trust II – Series F (collectively, the “Feeder Funds”). Each Feeder Fund allocated 100% of its assets to Registrant. Effective close of business on December 31, 2009, the Managing Member (which also serves as the managing owner of each of the Feeder Funds) (i) terminated each Feeder Fund, (ii) mandatorily redeemed each investor’s units in the Feeder Funds, and (iii) made an in-kind distribution to each Feeder Fund investor of such investor’s pro rata interest in Registrant. As a result of these transactions, Registrant distributed $23,047,803 of Interests to investors in the Feeder Funds, and such Feeder Fund investors became direct investors in Registrant as of close of business on December 31, 2009. Effective July 1, 2010, World Monitor Trust II – Series E contributed all of its assets to Registrant in the amount of $12,170,845. Effective January 1, 2011, Kenmar Global Trust contributed all of its assets to Registrant in the amount of $4,367,617.

Item 6.	Selected Financial Data

The following table presents selected financial data of Registrant. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 2 through 18, included in Registrant’s annual report for the year ended December 31, 2010 (“Registrant’s 2010 Annual Report”) which is filed as an exhibit hereto.

	Year Ended December 31,
	2010	2009	2008	2007
Total revenues (including interest)	$4,899,773	$(1,521,133)	$4,896,355	$4,139,076

Net income (loss)	$2,378,492	$(2,411,477)	$3,483,344	$2,980,629

Total assets	$38,373,750	$23,829,340	$19,702,356	$21,008,575

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Managing Member has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2010 Annual Report, attached hereto.

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

Of the Registrant’s investments at December 31, 2010, $23,095,206 or 99.10% of the Registrant’s investments are classified as Level 1 and $209,049 or 0.90% as Level 2. Of the Registrant’s investments at December 31, 2009, $105,410 or 100.06% of the Registrant’s investments are classified as Level 1 and $(60) or (0.06)% as Level 2. There are no Level 3 investments at December 31, 2010 or 2009.

The Managing Member has determined that it is in the best interest of the Registrant to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or other instruments permitted by applicable rules and regulations. See Note 9 of Registrant’s 2010 Annual Report which is filed as an exhibit herewith.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective for the Registrant on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for the Registrant on January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact the Registrant’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on the Registrant’s financial statements.

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

Subscriptions and Redemptions

Year Ended December 31, 2010

Subscriptions of Interests for the year ended December 31, 2010 were $51,343,894. Redemptions of Interests for the year ended December 31, 2010 were $20,465,315.

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

Since Registrant’s business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 7 of Registrant’s 2010 Annual Report attached hereto for a further discussion on the credit and market risks associated with Registrant’s futures, forwards and option contracts.

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

Market Overview

Following is a market overview for the years ended December 31, 2010, December 31, 2009 and December 31, 2008:

Year Ended December 31, 2010

2010 ended the way it began, amid growing optimism that the expansion was gaining momentum. As the year progressed, European sovereign debt became a pressing issue, the US recovery weakened and the specter of double-dip recession raised concern. However, European policymakers succeeded in temporarily preventing an escalating crisis. Fear receded globally and business and consumer spending rose, as seen with holiday season spending in the U.S. When the U.S. Federal Reserve (the “Fed”) broached another round of quantitative easing, it was enough to turbo-charge the global rally in risk assets in the final four months of the year as the fear of double-dip recession evaporated. Following the expiration of the first quantitative easing (“QE”) program in March, the Fed announced reinvestment of proceeds from their security holdings. Subsequently, in November, the Fed announced that it would purchase an additional $600 billion of longer-term Treasury securities over the next six months. The European Central Bank (“ECB”) did not undertake explicit balance sheet expansion but had a far more active role to play in keeping a lid on the burgeoning eurozone sovereign debt problems. In order to stabilize the banking situation, the ECB reinstated its unlimited emergency lending for banks as well as bought the sovereign debt of beleaguered eurozone members. Japan also announced a wide-ranging asset purchase program to help its economy.

While a double-dip recession was avoided, U.S. economic performance was mixed. Corporate profits and retail sales made a stellar recovery, however the economy only reinstated approximately 13% of the jobs cut during the recession. GDP growth averaged a modest 2.7% during the first three quarters of 2010. Motor vehicle sales rose to 11.6 million but still remained below the high rates that prevailed prior to 2008. The failure of housing to stabilize was disappointing. After the expiration of government incentives in June, home sales plummeted to new lows and home prices fell below their 2009 low.

While U.S. Treasuries continued to fluctuate in 2010, they did recover from their losses in 2009. The year began with Treasury yields rising as the expansion gained momentum. While the 10-year broke 4% in April, the European crisis, the near stalling of the U.S. economy and lower core inflation rates all fueled a powerful rally sending the 10-year yield below 2.5%. The rally lost steam due to improving economic data and yields backed up significantly toward the end of the year. Still, the 10-year returned 7.9% for year and the 30-year, 8.9%. Two-year and five-year notes posted returns of 1.8% and 5.2%, respectively. The Fed kept rates unchanged throughout the year due to high unemployment and subdued inflation. The ECB, the Bank of England and the Bank of Japan remained stable throughout 2010. Australia and Canada hiked rates multiple times in the face of strengthening global demand for commodities and an improving labor market.

Currencies: The Dollar Index started off strong in 2010. The U.S. economy surged ahead of its developed market counterparts. The dollar peaked as the European crisis erupted, denting the euro’s position as a reserve currency. However, financial conditions stabilized as European countries assembled a bailout package and the ECB reinstated emergency lending facilities. Global risk aversion subsided, causing the dollar to weaken. The Dollar Index ended the year up 1.5%. The U.S. dollar, as measured against the major currencies, was mixed. It rallied 6.6% against the euro and rose 3.6% versus the British pound but declined 12.9% against the yen. The Australian dollar surged nearly 14% against the greenback and the Canadian dollar gained 5.9%. Emerging market currencies realized solid gains.

Energies: Crude oil was flat for most of the year, before rallying to end the year up 4.8%. U.S. demand and emerging market demand continued to grow. However, production rose and stocks were above normal for much of the year. Reformulated gasoline outperformed crude, rising 20.6% as soaring exports and firming domestic demand helped U.S. refineries achieve better spreads. Heating oil posted a solid gain of approximately 10.3%. Natural gas declined for the third consecutive year, amid rising production and surging inventories.

Indices: Global equity performance in 2010 was strong. Despite the S&P 500 fluctuating during the year due to the European crisis and the softening of the U.S. economy the powerful rally in the second half of the year helped the index to surge past 1250, recovering all losses post the Lehman failure. For the year as a whole, the S&P 500, the Dow Jones Industrial Average and the NASDAQ gained approximately 12.8%, 16.9%, and 11%, respectively. In both Europe and the Asian markets, performance was mixed. Germany’s strong economic performance helped the DAX return 16.1%. The CAC edged down 3.3%. The FTSE gained a respectable 10.9%. The Nikkei lost 3% as Japan remained mired in deflation. The Kospi soared 21.9% and Hang Seng rose moderately, up 5.3%. Australian All Ordinaries Index edged down 0.7%.

Metals: Precious and base metals recorded solid gains in 2010. Silver rose 83.3% breaching the $30/oz. level for the first time since 1980. Gold gained 29.4%, climbing above the $1400/oz. level. Among the base metals, nickel and copper both recorded returns of over 30%. Zinc was the only major metal to underperform.

Agriculturals: Agricultural commodities had a positive year, posting large gains across the board due to crop shortfalls in various parts of the world and surging emerging market demand. Cotton rose 106.3% to a record high. The softs complex also had a tremendous year. The S&P GSCI Softs Index returned 44.6%, led by coffee and sugar. The grains complex underperformed in the agricultural commodities space; the S&P GSCI Grains Index returned 29.4%. Corn, wheat and soybeans posted returns of 38.4%, 35%, and 27.2%, respectively.

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

Year Ended December 31, 2008

2008 was a watershed year for the world economy and the financial industry. It marked the end of an era for the world economy—an era of rising leverage, bloated balance sheets, inflated asset valuations, and above all, a dangerously unbalanced international economic and financial arrangement that was heavily reliant on the American consumer as the buyer of last resort. The financial market upheavals of the past year, rivaled only by those of the Great Depression, smashed the aging edifice of the old era. The pain was all the more acute for the financial sector, where the yearlong nightmare was topped off by the eruption of the Bernie Madoff scandal. Thanks to the dramatic monetary and fiscal policy moves worldwide, most notably by the U.S. Federal Reserve, the U.S. is unlikely to repeat the Depression of the 1930’s. However, the liquidity environment is likely to remain challenged and a sustainable economic recovery may well not begin until 2010.

The U.S. economic data reported throughout the year were horrendous. The U.S. economy lost 2.6 million jobs in 2008, the most since 1945. Of these, 1.9 million jobs were lost in the last few months of the year. The unemployment rate jumped to over 7% to end the year, which is the highest it has been in sixteen years. The latest reported US housing prices showed a drop of over 15% from January 2008 through October 2008 and a 30% decline from January 2007 through October 2008 was reported. At year end, housing starts were at the lowest levels in 50-years and housing permits, one of the leading economic indicators, were at 27-year lows. Retail sales struggled through 2008 and capped the year with one of the worst holiday seasons on record.

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

Currencies: The Dollar Index, which measures the U.S. unit against a basket of other currencies, capped off the year by gaining roughly 6%. The greenback’s most noteworthy gains were concentrated on the euro, pound and Australian and New Zealand dollars. The U.S. dollar continued to decline versus the Japanese yen in December and fell approximately 19% for the year, the largest decline in more than twenty years. Japan appeared to be significantly less exposed to the credit crisis compared to the U.S., England, European Union, China and other nations as the yen witnessed gains across the board in 2008. Though the euro lost value versus the US dollar in 2008, it ended the year with record performance versus the pound. The pound was the weakest among major currencies versus the U.S. dollar with an approximate 27% slide during the year.

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

Metals: Gold posted strong performance as the precious metal advanced approximately 8% in December and finished 2008 up almost 5%. Asian and geopolitical buying, flight-to-safety, strong European dealer demand and small losses in the U.S. Dollar Index all factored into gold’s run in December. Silver, platinum and palladium all recorded gains in December; however, silver posted large losses within the DJAIG on the year. Among base metals, 2008 was a terrible year across the board. The global housing and commercial real-estate market collapse and the looming economic recession caused demand for these metals to grind to a halt. Also, large inventories of these metals drove the prices down further. Within the DJAIG, aluminum, zinc, copper and nickel wrapped up the year down approximately 36%, 49%, 54% and 55%, respectively.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated for the years ended December 31, 2010, 2009 and 2008, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2010, 2009 and 2008.

Year Ended December 31, 2010

As of December 31, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	20.24%

Energies	8.69%

Grains	9.46%

Indices	34.17%

Interest Rates	12.88%

Meats	0.64%

Metals	11.32%

Tropicals	2.60%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the euro, Japanese yen, Australian dollar and South African rand. The majority of its losses were incurred in the British pound and Canadian dollar.

Energies: (-) Registrant experienced a majority of its gains in natural gas. The majority of its losses were incurred in crude, gas oil, reformulated gasoline and heating oil.

Grains: (+) Registrant experienced gains in cotton, soybean meal, corn and soybeans. The majority of its losses were incurred in wheat.

Indices: (+) Registrant experienced gains in the DAX, Dow Jones Industrial Average and the Nasdaq. The majority of its losses were incurred in the CAC 40, DJ STOXX and Ibex Plus.

Interest Rates: (+) Registrant experienced a majority of its gains in U.S. Treasuries, German Bund and Eurodollar. The majority of its losses were incurred in Euroswiss, Australian Bonds and Japanese Government Bonds.

Meats: (+) Registrant experienced gains in live hogs and cattle.

Metals: (+) Registrant experienced in gold, silver, copper and lead. Losses were realized in aluminum and zinc.

Softs: (+) Registrant experienced gains in sugar and coffee. The majority of its losses were incurred in cocoa.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

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

Interest Rates: (-) Registrant experienced a majority of its gains in Australian bonds, Euribor Liffe, Eurodollar and German bonds. The majority of losses were experienced in U.S. Treasury Bonds, German bund, Japanese Government Bonds and the London Gilts.

Meats: (+) Registrant experienced gains in live hogs and feeder cattle. Losses were realized in live cattle.

Metals: (+) Registrant experienced gains in gold, copper, lead, zinc and palladium. Losses were realized in aluminum, nickel and silver.

Softs: (-) Registrant experienced gains in sugar. Losses were realized in cocoa and coffee.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

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

Interest Rates: (+) Registrant experienced a majority of its gains in U.S. Treasury Notes, Eurodollar and the German Bund and BOBL. The majority of losses were incurred in Euroyen Tiffe and Canadian bonds.

Meats: (-) Registrant experienced gains in feeder cattle and live hogs. Losses were incurred in live cattle.

Metals: (+) Registrant experienced gains in gold, zinc and platinum. Losses were incurred in copper and aluminum.

Softs: (-) Registrant experienced gains in coffee and cocoa. Losses were incurred in sugar.

Results of Operations

Year Ended December 31, 2010

The Net Asset Value of Registrant as of December 31, 2010 was $33,257,071, an increase of $33,257,071 from the December 31, 2009 Net Asset Value of $0, as investors in the Members who elected not to redeem their Interest at December 31, 2009 received a pro rata distribution of their Interest in the Registrant on December 31, 2009 and replaced it with a direct ownership interest in the Registrant as of January 1, 2010. Direct ownership interest in the Registrant as of January 1, 2010 totaled $23,047,803.

Registrant’s performance for the year ended December 31, 2010 was 7.21%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the year ended December 31, 2010 were approximately $4,772,000.

Commissions and other transaction fees for the year ended December 31, 2010 was approximately $92,000, an increase of approximately $55,000 as compared to the year ended December 31, 2009 primarily due to increased average net assets levels discussed above.

Dividend income for the year ended December 31, 2010 was approximately $121,000, an increase of approximately $121,000 as compared to the year ended December 31, 2009, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds in 2010. For a further discussion of these investments, See Note 2 of Registrant’s 2010 Annual Report, attached hereto.

Trading Advisor’s Management Fees for the year ended December 31, 2010 were approximately $550,000, an increase of approximately $59,000 as compared to the year ended December 31, 2009, primarily due to increased average net asset levels discussed above.

Management fees for the year ended December 31, 2010 was approximately $1,498,000 an increase of approximately $1,498,000 as compared to the year ended December 31, 2009 primarily due to a change in structure discussed above.

Incentive fees for the year ended December 31, 2010 were approximately $2,000.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2010 were approximately $380,000.

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

Registrant’s trading losses before commissions and related fees for the year ended December 31, 2009 were approximately $(1,523,000).

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through December 31, 2010.

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

Registrant’s contractual obligations are with the Managing Member, the Trading Advisor and its commodity broker. Trading Advisor management fees payable by Registrant to the Trading Advisor and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statements of Financial Condition, therefore, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s 2010 Annual Report attached hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Past Results Not Necessarily Indicative of Future Performance

Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of Registrant’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to Registrant’s main line of Market movements result in frequent changes in the fair market value of Registrant’s open positions and, consequently, in its earnings and cash flow. Registrant’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among Registrant’s open positions and the liquidity of the markets in which it trades.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at December 31, 2010 and December 31, 2009. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. December 31, 2010 and December 31, 2009, Registrant had total capitalizations of approximately $33 million and $23 million, respectively.

	December 31, 2010		December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$424,425	1.27%	$95,500	0.41%
Currencies	$992,009	2.98%	$88,267	0.38%
Commodities	$684,758	2.06%	$127,480	0.55%
Stock indices	$1,118,480	3.36%	$264,972	1.15%

Total	$3,219,672	9.67%	$576,219	2.49%

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Member and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Registrant. There can be no assurance that Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in Registrant.

Based on trading value at risk during the year ended December 31, 2010, Registrant experienced an increase of 7.18% in its value at risk of 9.67%, relative to capitalization levels, as compared with the value at risk of 2.49% at December 31, 2009. The increase was a portfolio-wide occurrence. The value at risk in the currency sector increased the most, followed by increases in the stock indices, commodities and interest rates sectors.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Member and the Trading Advisors, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Member attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Member monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Member shall automatically terminate the Trading Advisor if the Net Asset Value of Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Member may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At December 31, 2010, Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Swiss Franc, Hong Kong dollar, South Korean won, Japanese yen, Swedish krona, New Zealand dollar, Singapore dollar, Australian dollar and Canadian dollar.

Item 8.	Financial Statements and Supplementary Data

The financial statements of Registrant are incorporated by reference to pages 2 through 18 of the Registrant’s 2010 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:

Total revenues (including interest)	$1,082,227	$613,981	$1,123,563	$2,080,002

Total revenues (including interest) less commissions and other transaction fees	$1,071,854	$606,351	$1,100,641	$2,029,087

Net income (loss)	$545,469	$84,625	$464,832	$1,283,566

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:

Total revenues (including interest)	$(128,162)	$(2,079,104)	$419,559	$266,574

Total revenues (including interest) less commissions and other transaction fees	$(132,339)	$(2,091,434)	$409,869	$255,453

Net income (loss)	$(248,104)	$(2,298,361)	$190,745	$(55,757)

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and Registrant has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2010. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2010, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Member concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2010.

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

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2010 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in Registrant’s 2010 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Registrant had no directors or executive officers. Registrant is managed by the Managing Member. The directors and executive officers of the Managing Member are as follows:

Kenneth A. Shewer has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Member since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Member since February 1984. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Kenmar Global Investment Management LLC (“KGIM LLC”), an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Signature Advisors Group LLC, an investment management firm, since its inception in October 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of and ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer has been a director of Kenmar Securities Inc. (“KSEC”), a broker-dealer, since December 1995, and has been listed as a principal since May 3, 2004. Mr. Shewer is Co-Chairman of the Managing Member’s Investment Committee.

Mr. Shewer was listed as a principal, registered as an associated person and was an NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007; listed as a principal, registered as an associated person and was an NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006; and listed as a principal and registered as an associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and was an NFA associate member from May 5, 1992 until January 12, 2007.

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

Marc S. Goodman has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Member since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Member since February 1984. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of KGIM LLC, an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. He has been President, Co-Chief Executive Officer and Treasurer of Signature, an investment management firm, since its inception in October 2005. Mr. Goodman has been President, Co-Chief Executive Officer and

Treasurer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. He has been a director of KSEC, a broker-dealer, since December 1995, and has been listed as a principal since May 3, 2004. Mr. Goodman is Co-Chairman of the Managing Member’s Investment Committee.

Mr. Goodman was listed as a principal, registered as an associated person and was an NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007; listed as a principal, registered as an associated person and was an NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006; and listed as a principal and registered as an associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 on January 12, 2007, and was an NFA associate member from May 5, 1992 until January 12, 2007.

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

Esther Eckerling Goodman has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Member since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Member in July 1986 and is its Senior Executive Vice President and Chief Operating Officer. Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer of KGIM LLC, an investment management firm since its inception in October 2005, and listed as a principal, registered as an associated person and has been an NFA associate member since December 9, 2005, December 12, 2005 and December 12, 2005, respectively. She has been Senior Executive Vice President and Chief Operating Officer of Signature, an investment management firm, since its inception in October 2005. She has been Senior Executive Vice President and Chief Operating Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Ms. Goodman has been a registered representative with KSEC, a broker-dealer, since December 1995, Senior Executive Vice President and Chief Operating Officers since October 2010, and listed as a principal, registered as an associated person and has been an NFA associate member since January 22, 2003, June 24, 2003 and June 24, 2003, respectively. She is a member of the Managing Member’s Investment Committee.

Ms. Goodman was listed as a principal, registered as an associated person and was an NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007; listed as a principal, registered as an associated person and was an NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006; and listed as a principal and registered as am associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and was an NFA associate member from May 5, 1992 until January 12, 2007.

Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Braxton Glasgow III has been an Executive Vice President of the Managing Member since joining the Managing Member in May 2001. He has been listed as a principal, registered as an associated person, approved as a branch manager and has been an NFA associate member of the Managing Member since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been Executive Vice President of KGIM LLC, an investment management firm, since its inception in October 2005, listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005, and has been a branch manager since December 21, 2006. Mr. Glasgow has been Chief Executive Officer of KSEC, a broker-dealer, since June 2001, and has been listed as a principal, registered as an associated person, approved as a branch manager and has been an NFA associate member of KSEC since January 12, 2006. He is responsible for business development. Mr. Glasgow is a member of the Managing Member’s Investment Committee.

Mr. Glasgow was listed as a principal, registered as an associated person and was an NFA associate member of Kenmar GIM Inc., an investment management firm, from October 9, 2001 until February 24, 2007 and approved as a branch manager from July 13, 2004 until February 24, 2007; registered as an associated person and was an NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from August 9, 2001 until April 7, 2006 and listed as a principal of Kenmar Global Strategies Inc. from August 13, 2001 until April 7, 2006; and listed as a principal of Kenmar IA Corp., an investment management firm, from May 4, 2004 until January 12, 2007, and registered as an associated person, was an NFA associate member and approved as a branch manager of Kenmar IA Corp. from August 28, 2006 until January 12, 2007.

Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. He received a B.S. degree in accounting from the University of North Carolina in 1975.

Joanne D. Rosenthal has been Senior Vice President and Director of Research of the Managing Member since July 2009 and Senior Vice President and Director of Portfolio Management and Implementation from October 1999 through June 2009. Ms. Rosenthal has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Member since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. She has been Senior Vice President and Director of Research of KGIM LLC, an investment management firm, since July 2009, Senior Vice President and Director of Portfolio Management and Implementation of KGIM LLC from its inception in October 2005 through June 2009, has been listed as a principal of KGIM LLC since December 12, 2005, and registered as an associated person and has been an NFA associate member since October 10, 2006. Ms Rosenthal has been Senior Vice President and Director of Research of ClariTy, an investment management firm, since July 15, 2009 and has been listed as a principal since July 15, 2009. She has been a registered representative of KSEC, a broker-dealer, since October 1999 and has been listed as a principal, registered as an associated person and has been an NFA associate member of KSEC since August 28, 2006. Ms. Rosenthal is a member of the Managing Member’s Investment Committee.

Ms. Rosenthal was listed as a principal of Kenmar GIM Inc., an investment management firm, from February 29, 2000 until February 24, 2007, and registered as an associated person and was an NFA associate member from October 10, 2006 until February 24, 2007; listed as a principal of Kenmar Global Strategies Inc., an investment management firm, from February 29, 2000 until April 7, 2006; and listed as a principal of Kenmar IA Corp., an investment management firm, from February 29, 2000 until January 12, 2007.

Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Peter J. Fell has been Senior Vice President, Director of Due Diligence since joining the Managing Member in September 2004. He has been listed as a principal of the Managing Member since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM LLC, an investment management firm, since its inception in October 2005, and has been listed as a principal since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. In his capacity of Director of Due Diligence of the Managing Member, KGIM LLC and ClariTy, he is responsible for identification and initial and ongoing due diligence of underlying trading advisors, including the Advisors. Mr. Fell is a member of the Managing Member’s Investment Committee.

Mr. Fell was listed as a principal of Kenmar GIM Inc., an investment management firm, from February 6, 2007 until February 24, 2007.

Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

James E. Purnell joined the Managing Member in January 2010 and is currently Senior Vice President and Chief Risk Officer. He also serves as Senior Vice President and Chief Risk Officer of KGIM LLC and ClariTy. Mr. Purnell has been listed as a principal of the Managing Member, KGIM LLC and ClariTy since April 27, 2010. Mr. Purnell is a Member of the Managing Member’s Investment Committee. In addition, Mr. Purnell is an adjunct professor in finance at Pace University.

From November to December 2009, Mr. Purnell was unemployed. From June 2008 to October 2009, he was the Head of Risk Management at Tremont Capital Management, an investment management firm that was part of the Mass Mutual Group. From April 2001 until June 2008, Mr. Purnell was a Director at Dresdner Kleinwort Wasserstein Securities LLC which was the broker dealer for Dresdner Bank, one of Europe’s largest banks, where he risk-managed and structured the US hedge fund linked structured products portfolio.

Mr. Purnell graduated with a B.A. and M.A. in History from Harvard in 1982 and 1983, respectively, and an M.A. in Economics and an M.B.A. in Finance from New York University in 1988.

Melissa Cohn has been Senior Vice President of Research of the Managing Member since January 2010 and Vice President, Managing Director and Senior Research Analyst since she joined the Managing Member in July 1988. She has been registered as an associated person and has been an NFA associate member of the Managing Member since October 20, 1988 and November 9, 1988, respectively. Ms Cohn has been Senior Vice President of Research of KGIM LLC since January 2010 and Vice President, Managing Director and Senior Research Analyst since its inception in October 2005. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn is a member of the Managing Member’s Investment Committee.

Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Gordon Nicholson joined the Managing Member in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Member and KGIM LLC, an investment management firm. He is responsible for due diligence efforts on fixed income, credit, and arbitrage managers. Mr. Nicholson is also a member of the Managing Member’s Investment Committee.

Prior to joining the Managing Member, he was the Advisor – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005.

Mr. Nicholson graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies—Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst.

Lawrence S. Block has been Executive Vice President and General Counsel of the Managing Member since January 2010, Senior Vice President and General Counsel of the Managing Member from March 2005 to December 2009, and has been listed as a principal of the Managing Member since March 17, 2005. Mr. Block has been Executive Vice President and General Counsel KGIM LLC, an investment management firm, since January 2010, Senior Vice President and General Counsel from its inception in October 2005 through December 2009, and listed as a principal since December 12, 2005. He has been Executive Vice President and General Counsel of Signature, an investment management firm, since January 2010, and Senior Vice President and General Counsel from its inception in October 2005 through December 2009. Mr. Block has been Executive Vice President and General Counsel of ClariTy, an investment management firm, since January 2010, Senior Vice President and General Counsel from its inception in May 2009 through December 2009, and has been listed as a principal since June 9, 2009. He has been Executive Vice President and General Counsel of KSEC, a broker-dealer, since January 2010, Senior Vice President and General Counsel since March 2005, and has been listed as a principal since March 17, 2005.

Mr. Block was Senior Vice President and General Counsel of Kenmar GIM Inc., an investment management firm, and was listed as a principal from March 17, 2005 until February 24, 2007; Senior Vice President and General Counsel of Kenmar Global Strategies Inc., an investment management firm, and listed as a principal from March 17, 2005 until April 7, 2006; and Senior Vice President and General Counsel of Kenmar IA Corp., an investment management firm, and listed as a principal from March 17, 2005 until January 12, 2007.

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

Maureen D. Howley has been a Senior Vice President and Chief Financial Officer of the Managing Member since joining the Managing Member in July 2003. She has been listed as a principal of the Managing Member since August 11, 2003. Ms. Howley has been Senior Vice President and Chief Financial Officer of KGIM LLC, an investment management firm, since its inception in October 2005, and has been listed as a principal since December 12, 2005. She has been Senior Vice President and Chief Financial Officer of Signature, an investment management firm, since its inception in October 2005. Ms. Howley has been Senior Vice President and Chief Financial Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. Ms. Howley has been Senior Vice President and Chief Financial Officer of KSEC, a broker-dealer, since August 2003, and has been listed as a principal since January 12, 2006. She is responsible for corporate finance.

Ms. Howley was Senior Vice President and Chief Financial Officer of Kenmar GIM Inc., an investment management firm, and listed as a principal from August 11, 2003 until February 24, 2007, Senior Vice President and Chief Financial Officer of Kenmar Global Strategies Inc., an investment management firm, and listed as a principal from August 11, 2003 until April 7, 2006; and Senior Vice President and Chief Financial Officer of Kenmar IA Corp., an investment management firm, and listed as a principal from August 11, 2003 until January 12, 2007.

Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

David K. Spohr has been Senior Vice President and Director of Fund Administration of the Managing Member since November 2006, Vice President and Director of Fund Administration of the Managing Member from March 2005 to October 2006, and has been listed as a principal of the Managing Member since May 7, 2007. He has been Senior Vice President and Director of Fund Administration of KGIM LLC, an investment management firm, since November 2006, Vice President and Director of Fund Administration of KGIM LLC from March 2005 through October 2006, and has been listed as a principal since May 7, 2007. Mr. Spohr has been Senior Vice President and Director of Fund Administration of Signature, an investment management firm, since November 2006, and Vice President and Director of Fund Administration of Signature from March 2005 through October 2006. He has been Senior Vice President and Director of Fund Administration of ClariTy since its inception in May 2009, and has been listed as a principal since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities.

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

Jennifer S. Moros has been Senior Vice President and Director of Marketing and Investor Services since she joined the Managing Member in January 2007. She has been listed as a principal of the Managing Member since January 24, 2007. Ms. Moros has been Senior Vice President and Director of Marketing and Investor Services of KGIM LLC, an investment management firm, since January 2007, and has been listed as a principal since January 24, 2007. Ms. Moros has been a registered representative with KSEC, a broker-dealer, since January 2007, and has been listed as a principal since January 24, 2007.

Ms. Moros was Senior Vice President and Director of Marketing and Investor Services of KGIM Inc., an investment management firm, from January 2007 through February 2007, and listed as a principal from January 24, 2007 until February 24, 2007.

From October 2006 until December 2006, she was a Vice President at The Bank of New York, a commercial bank, responsible for sales in the alternative investment administration department. From September 2005 to September 2006, Ms. Moros was unemployed. From November 2004 until September 2005, she was the Chief Operating Officer and Director of Marketing of Coronat Capital Management, LLC, an investment management firm. Ms. Moros worked at Credit Suisse, an investment banking firm, from February 2000 through November 2004. She was registered as an associated person at Credit Suisse Securities USA LLC, a brokerage firm, from July 28, 2004 until November 1, 2004, registered as an associated person at Credit Suisse Asset Management LLC, an investment management firm, from June 18, 2003 until June 8, 2004, and registered as an associated person at Credit Suisse Alternative Capital Inc., an investment management firm, from June 7, 2004 until March 16, 2007.

Ms. Moros received an M.B.A in Finance from The Sloan School at the Massachusetts Institute of Technology in 1997 and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1992.

Frank Coloccia has been Senior Vice President and Chief Technology Officer of the Managing Member since December 2007. He has been the Senior Vice President and Chief Technology Officer of KGIM LLC, an investment management firm, since December 2007, and Senior Vice President and Chief Technology Officer of ClariTy, an investment management firm, since its inception in May 2009.

Prior to joining Kenmar, he was a Managing Partner of JFA Group LLC, a consulting firm he owned from September 2007 until December 2007, and from September 2006 until January 2007. From January 2007 until September 2007, Mr. Coloccia was the Chief Research Officer at The Info Pro, an independent market research company for the Information Technology industry. Prior to that time, he was Senior Vice President of Xandros Inc., a provider of Linux-based server, desktop and Windows-Linux cross-platform systems management tools, from April 2006 until September 2006. From February 2006 through April 2006, he was doing consulting work for Xandros via the JFA Group. From November 1999 through February 2006, he was the President and Chief Technology Officer of Creative Technologies Group Inc., a consulting company that specialized in networking and application support for the small-medium enterprises market.

Mr. Coloccia graduated from Manhattan College in 1987 and 1993 with a BS in Computer Information Systems and MBA in Management Information Systems, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Member’s directors and officers and any persons holding more than ten percent of Registrant’s Interests (“Ten Percent Owners”) are required to report their initial ownership of Interests and any subsequent changes in that ownership to the SEC on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of Registrant’s Interests. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, Registrant has relied solely on written representations of the Managing Member’s directors and officers and Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

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

As of March 28, 2011, the Managing Member owns no Interest in Registrant.

As of March 28, 2011, no Member beneficially owned more than five percent (5%) of the outstanding Interests issued by Registrant.

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

Registrant reimburses the Managing Member on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Member’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2010, 2009 and 2008, Registrant reimbursed the Managing Member $1,624,706, $71,528 and $24,350, respectively, for services provided by the Managing Member’s personnel on behalf of Registrant.

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

Audit Fees and All Other Fees

Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”). We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $87,000, $109,000 and $63,000 for 2010, 2009 and 2008, respectively, including fees associated with the review of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by EisnerAmper for 2010 and 2009 totaled $0 and $5,000. The audit-related fees billed to Registrant by EisnerAmper for 2008 totaled $0.

(c) Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by EisnerAmper for 2010, 2009 and 2008.

(d) All Other Fees.

The other fees billed to Registrant by EisnerAmper for 2010, 2009 and 2008 totaled $0.

Because the Registrant has no audit committee, the Board of Directors of the Managing Member has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee of the Managing Member. The Internal Controls and Disclosure Committee has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Registrant. Consequently, all audit and permitted non-audit services provided by EisnerAmper are approved by the Internal Controls and Disclosure Committee.

PART IV

2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

3.	Exhibits

Exhibit Number	Description of Document

3.1

Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2

Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3

Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1

Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2

Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3

Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4

Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5

FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6

ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7

Amendment to ISDA Maser Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8

Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9

Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.10

Advisory Agreement dated July 1, 2010 by and among, KMP Futures Fund I LLC, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference from Exhibit 10.10 to Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on June 3, 2010)

10.11

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2010, by and among, KMP Futures Fund I LLC, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference from Exhibit 10.11 to Registrant’s Form 10-Q for the period ended September 30, 2010)

10.12

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 20, 2006 by and among, KMP Futures Fund I LLC, Kenmar Preferred Investments Corp. and Winton Capital Management Limited (incorporated by reference from Exhibit 10.12 to Registrant’s Form 10-Q for the period ended September 30, 2010)

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

KMP FUTURES FUND I LLC

ANNUAL REPORT

December 31, 2010

KMP FUTURES FUND I LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of KMP Futures Fund I LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations and changes in members’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2010. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC at December 31, 2010 and 2009, and the results of its operations and changes in its members’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

EisnerAmper LLP

New York, New York

March 18, 2011

KMP FUTURES FUND I LLC

STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents (See Note 2)	$10,805,698	$23,723,816
Interest receivable	0	54
Investments in securities, at fair value (cost $22,835,698)	22,397,484	0
Commodity options owned, at fair value (premiums paid $175 and $300 at December 31, 2010 and 2009, respectively)	105	60
Net unrealized gain on open forward contracts	209,174	0
Net unrealized gain on open futures contracts	697,722	105,410
Receivable from Kenmar Global Trust	4,263,567	0

Total assets	$38,373,750	$23,829,340

LIABILITIES
Commodity options written, at fair value (premiums received $325 and $600 at December 31, 2010 and 2009, respectively)	$230	$120
Accrued expenses payable	178,201	135,558
Management fees payable	55,943	39,943
Redemptions payable (Includes $4,412,339 and $23,047,803 at December 31, 2010 and 2009 to be converted to individual memberships)	4,880,319	23,653,719
Incentive fees payable	1,986	0

Total liabilities	5,116,679	23,829,340

MEMBERS’ CAPITAL (Net Asset Value)	33,257,071	0

Total liabilities and members’ capital	$38,373,750	$23,829,340

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2010 and 2009

	2010		2009
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital*	Fair Value
Investments in Securities:
Mutual Funds
JP Morgan Short Duration Bond (shares 1,022,457.490)	33.58%	$11,216,358	0.00%	$0
PIMCO Low Duration Fund (shares 1,076,143.010)	33.47%	11,181,126	0.00%	0

Total Mutual Funds	67.05%	$22,397,484	0.00%	$0

Total investments in Securities (cost $22,835,698 and $0 at December 31, 2010 and 2009, respectively)	67.05%	$22,397,484	0.00%	$0

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	1.92%	$640,908	0.54%	$127,366
Currencies	0.75%	250,520	(0.36)%	(85,037)
Energies	0.23%	75,881	0.00%	0
Interest rates	0.08%	27,956	0.01%	1,441
Stock indices	(0.12)%	(40,647)	0.50%	119,001

Net unrealized gain on futures contracts purchased	2.86%	954,618	0.69%	162,771

Futures contracts sold:
Commodities	(0.32)%	(108,093)	(0.23)%	(53,262)
Currencies	(0.05)%	(16,698)	(0.02)%	(4,080)
Energies	(0.06)%	(20,310)	0.00%	0
Interest rates	(0.34)%	(113,137)	0.00%	1,120
Stock indices	0.00%	1,342	0.00%	(1,139)

Net unrealized loss on futures contracts sold	(0.77)%	(256,896)	(0.25)%	(57,361)

Net unrealized gain on open futures contracts	2.09%	$697,722	0.44%	$105,410

Forward currency contracts purchased:
Net unrealized loss on forward contracts purchased	(0.84)%	$(282,708)	0.00%	$0

Forward currency contracts sold:
Net unrealized gain on forward contracts sold	1.47%	491,882	0.00%	0

Net unrealized gain on forward contracts	0.63%	$209,174	0.00%	$0

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts:
Fair value of options purchased	0.00%	$105	0.00%	$60

Commodity options owned, at fair value (premiums paid $175 and $300 at December 31, 2010 and 2009, respectively)	0.00%	$105	0.00%	$60

Written Options on Futures Contracts:
Fair value of options written	0.00%	$(230)	0.00%	$(120)

Commodity options written, at fair value (premiums received $325 and $600 at December 31, 2010 and 2009, respectively)	0.00%	$(230)	0.00%	$(120)

*	Includes redemptions payable at December 31, 2009.

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
REVENUES
Realized	$4,409,247	$(1,358,507)	$4,820,038
Change in unrealized	363,057	(164,237)	(165,096)
Dividend income	120,562	0	0
Interest income	6,907	1,611	241,413

Total revenues (losses)	4,899,773	(1,521,133)	4,896,355

EXPENSES
Brokerage commissions fees	91,840	37,318	31,212
Management fees	1,497,903	0	0
Trading Advisor management fees	549,747	490,573	409,728
Incentive fees	1,986	593	830,827
Operating expenses	379,805	361,860	141,244

Total expenses	2,521,281	890,344	1,413,011

Net expenses	2,521,281	890,344	1,413,011

NET INCOME (LOSS)	$2,378,492	$(2,411,477)	$3,483,344

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2010, 2009 and 2008

	Individuals’ Capital	Series E	Member KGT	Total
Members’ capital at
December 31, 2009	$0	$0	$0	$0
Additions	34,909,453	12,170,845	4,263,596	51,343,894
Redemptions	(3,573,384)	(12,479,564)	(4,412,367)	(20,465,315)
Net income for the year ended December 31, 2010	1,921,002	308,719	148,771	2,378,492

Members’ capital at December 31, 2010	$33,257,071	$0	$0	$33,257,071

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total

Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$0	$0	$20,150,043

Redemptions	(3,720,425)	(1,479,113)	(1,319,164)	(985,274)	0	0	(7,503,976)

Net income for the year ended December 31, 2008	555,247	1,985,705	224,679	717,713	0	0	3,483,344

Balances at December 31, 2008	0	11,561,900	638,493	3,929,018	0	0	16,129,411

Additions	0	0	0	0	4,887,000	14,195,000	19,082,000

Redemptions	0	(10,687,773)	(608,162)	(3,637,180)	(4,567,072)	(13,299,747)	(32,799,934)

Net loss for the year ended December 31, 2009	0	(874,127)	(30,331)	(291,838)	(319,928)	(895,253)	(2,411,477)

Balances at December 31, 2009	$0	$0	$0	$0	$0	$0	$0

See accompanying notes.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Company

KMP Futures Fund I LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Company (the “Operating Agreement”). The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Company is December 31.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Member”). Each of “Kenmar Preferred” and “Managing Member” refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Kenmar Preferred is the managing owner of each of the Company’s members, is the Managing Member of the Company, and has been delegated administrative authority over the operations of the Company.

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

Member DFT I, Member FST, Member Series D, and Member Series F filed with the SEC on January 5, 2010 to de-register their respective interests under Section 12(g) of the Securities Exchange Act of 1934. Member DFT I, Member FST, Member Series D, and Member Series F are no longer subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

Effective November 12, 2009, the Company became a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company became subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

On July 1, 2010, World Monitor Trust II-Series E (“Series E”) contributed all of its assets into the Company and received a voting membership interest.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

On July 30, 2010, pursuant to Section 13.1(h) of the Trust Agreement of World Monitor Trust II, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Series E, determined to dissolve Series E effective as of the close of business on September 30, 2010 (date of termination). Investors in Series E who elected not to redeem as of September 30, 2010 (date of termination) received a pro rata distribution of their interest in Series E on September 30, 2010 and replaced it with a direct ownership interest in the Company on October 1, 2010.

On December 1, 2010, Member KGT became a member of the Company and received a voting membership interest in the Company. On December 10, 2010, pursuant to Member KGT’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member KGT, determined to dissolve Member KGT effective as of the close of business on December 31, 2010 (date of termination).

Investors in Member KGT who elected not to redeem as of December 31, 2010 (date of termination) received a pro rata distribution of their interest in Member KGT on December 31, 2010 and replaced it with a direct ownership interest in the Company on January 1, 2011. Subsequent to the liquidation of Member KGT on December 31, 2010 (date of termination), the payables to and receivables from KGT were amalgamated. Final liquation payments were made to Member KGT in February 2011.

B.	The Trading Advisors

Pursuant to the Company’s advisory agreement with Winton Capital Management Limited (“Winton”), Winton invests the Company’s assets pursuant to Winton’s Diversified Program. Beginning July 1, 2010, the Company entered into a second Trading Advisor Agreement with Graham Capital Management, L.P. (“Graham”), under which Graham will invest a portion of the Company’s assets pursuant to Graham’s K4D-15V Program (collectively, Winton and Graham are referred to as the “Trading Advisors”). Beginning July 1, 2010, the Company allocated approximately one-half of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”) with such allocations to be re-balanced quarterly.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counterparty under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The Managing Member has determined that it is in the best interest of the Company to invest a portion of non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or other instruments permitted by applicable rule and regulations (See Note 9).

Investments in investment funds consist of publicly traded mutual funds. Publicly traded mutual funds are valued using the net asset value on the last day of the period provided by a third party pricing service. Realized gains and losses from investment funds are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Dividends are recorded on the ex-dividend date.

The Company has elected not to provide a statement of cash flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a statement of changes in members’ capital (net asset value) is provided.

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to Kenmar Preferred, its Trading Advisors and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third-party data providers such as Bloomberg, Reuters, and or Super Derivatives, who derive fair values for those assets from models with observable inputs (Level 2).

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The market values of forward currency (non-exchange traded) contracts (Level 2) was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from third party data providers, i.e. Bloomberg and Interactive Data Corporation (Level 2).

The market value of option (non-exchange traded) (Level 2) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from its independent third-party data provider, Super Derivaties. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. When the Company writes an option, an amount equal to the premium received by the Company is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written.

There are no Level 3 investments on December 31, 2010 or 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$697,722	$0	$0	$697,722
Net unrealized gain on open forward contracts	$0	$209,174	$0	$209,174
Investments in securities, at fair value	$22,397,484	$0	$0	$22,397,484
Commodity options owned, at fair value	$0	$105	$0	$105

Liabilities:
Commodity options written, at fair value	$0	$(230)	$0	$(230)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$105,410	$0	$0	$105,410
Commodity options owned, at fair value	$0	$60	$0	$60

Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

B.	Recent Accounting Pronouncement

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective for the Company on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncement (Continued)

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

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of December 31, 2010 and 2009, restricted cash totaled $2,801,878 and $1,628,359, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank. As of December 31, 2010 and 2009, $366,163 and $440,448 are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

D.	Income Taxes

The Company is treated as a partnership for U.S. federal income tax purposes. As such, the Company is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

E.	Capital Accounts

The Company accounts for subscriptions, allocations and redemptions on a per Member capital account basis.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Capital Accounts (Continued)

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

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in the statements of operations under the caption realized.

G.	Interest Income and Dividend Income

Interest income is recorded on an accrual basis. Dividend income and dividends on securities sold short are recorded on the ex-dividend date.

H.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, net asset value is calculated per each Member’s capital account balance after allocations of net income (loss) to such Member’s account.

Note 3.	FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company, subject to an operating expense cap of 1.5% of the Company’s net asset value per annum. Operating expenses include legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

B.	Management and Incentive Fees

The Company pays Winton and Graham monthly management fees at an annual rate of 2% and 2% respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, the Company pays Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements. For the years ended December 31, 2010, 2009 and 2008, incentive fees earned totaled $1,986, $593, and $830,827, respectively, of which $1,986 and $0, respectively, was payable at December 31, 2010 and 2009.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	FEES (CONTINUED)

B.	Management and Incentive Fees (Continued)

Effective October 1, 2010, the Company entered into an amendment to change the management fee paid to Winton. The Company will pay Winton monthly management fees at the annual rate of 1.5% (reduction of .50% annually), of their Managed Accounts’ allocated assets as defined in the amendment to the Advisory Agreement.

Effective January 1, 2010, the Company’s management fees to Kenmar Preferred (previously administrative services fees paid by the Members at the Member level) and operating expense cap are both calculated on the Net Assets of the Company at rates of 6.00% and 1.50% per annum, respectively, with the management fee being waived for Series E and Member KGT from July 1 to September 30, 2010 and December 1 to December 31, 2010, respectively. Investors continue to be able to redeem their capital on a monthly basis with the proper redemption notification.

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

The Company also deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker.

Note 5.	RELATED PARTIES

The Company reimburses Kenmar Preferred for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred for the Company were:

	2010	2009	2008
Management fees	$1,497,903	$0	$0
General and administrative (operating expense)	126,803	71,528	24,350

Total	$1,624,706	$71,528	$24,350

Expenses payable to Kenmar Preferred and its affiliates (which are included in accrued expenses payable on the statements of financial condition) as of December 31, 2010 and 2009 were $63,821 and $28,601, respectively.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of December 31, 2010 and 2009 are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments.

The following presents the fair value of derivative contracts at December 31, 2010 and 2009. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	December 31, 2010
Description	Assets	Liabilities	Net
Futures Contracts	$1,116,766	$(419,044)	$697,722
Forward Contracts	1,048,765	(839,591)	209,174
Option Contracts	105	(230)	(125)

Total gross fair value of derivatives	$2,165,636	$(1,258,865)	$906,771

	December 31, 2009
Description	Assets	Liabilities	Net
Futures Contracts	$445,592	$(340,182)	$105,410
Option Contracts	60	(120)	(60)

Total gross fair value of derivatives	$445,652	$(340,302)	$105,350

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the years ended December 31, 2010 and 2009 is as follows:

	2010*	2009
Type of Instrument

Commodities contracts	$1,336,196	$(350,083)
Currencies contracts	1,144,289	(253,143)
Interest rate contracts	1,983,877	(409,170)
Stock indices contracts	71,069	(517,936)
Purchased options on futures contracts	(4,275)	(6,867)
Written options on futures contracts	8,355	14,455
Forward currency contracts	455,871	0

Total	$4,995,382	$(1,522,744)

Line item in Statements of Operations

Realized	$4,194,111	$(1,358,507)
Change in unrealized	801,271	(164,237)

Total	$4,995,382	$(1,522,744)

*	Excludes income from Investments in Securities

For the years ended December 31, 2010 and 2009, the total number of closed futures contracts was approximately 21,136 and 5,656, respectively, the total number of closed option contracts was 36 and 28, respectively, and the average monthly notional value of forwards contracts closed was approximately $177,157,499 and $0, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures, options and forward contracts closed and settled in cash during 2010 and 2009.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2010 and 2009, such segregated assets totaled $4,194,353 and $19,213,546, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(12,380) and $163,718 at December 31, 2010 and 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2010, all open futures contracts mature within fifty one months.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2010, 2009 and 2008. This information has been derived from information presented in the financial statements.

	December 31, 2010
	Individual	Series E (3)	Member KGT(4)
Total Return (2)
Total return before incentive fees	7.22%	2.57%	3.49%
Incentive fees	(0.01)%	0.00%	(0.01)%

Total return after incentive fees	7.21%	2.57%	3.48%

Ratios to average net asset value:

Expenses prior to incentive fee	9.75%	3.32%	3.37%
Incentive fees	0.01%	0.00%	0.01%

Total expenses and incentive fees	9.76%	3.32%	3.38%

Net investment loss (1)	(9.26)%	(3.27)%	(1.96)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Represents interest and dividend income less total expenses (exclusive of incentive fee).
(2)	Includes realized and unrealized gains (losses) on securities transactions.
(3)

Series E redeemed all of its membership interest in the Company as of September 30, 2010. Series E’s ratios to average net asset values for the year ended December 31, 2010 were calculated prior to their liquidating redemptions from the Company.

(4)

Member KGT contributed its net assets to the Company effective December 1, 2010 and redeemed effective December 31, 2010. Member KGT ratios to average net asset values for the year ended December 31, 2010 were calculated prior to their liquidating redemptions from the Company.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	FINANCIAL HIGHLIGHTS (CONTINUED)

	December 31, 2009					December 31, 2008
	Member DFT I (5)	Member KGT(6)	Member FST(5)	Member Series D(5), (7)	Member Series F(5), (7)	Member DFF LP(5)	Member DFT I	Member KGT	Member FST
Total return(1), (4)
Total return before incentive fee	(8.03)%	(7.78)%	(8.03)%	(6.53)%	(6.53)%	23.44%	23.44%	23.44%	23.44%
Incentive fee	0.01%	0.01%	0.01%	0.00%	0.00%	(4.69)%	(4.69)%	(4.69)%	(4.69)%

Total return after incentive fee	(8.02)%	(7.77)%	(8.02)%	(6.53)%	(6.53)%	18.75%	18.75%	18.75%	18.75%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	3.61%	3.27%	3.60%	3.80%	3.79%	2.92%	2.91%	3.06%	2.92%
Incentive fee(1)	0.00%	0.07%	0.01%	0.00%	0.00%	4.15%	4.09%	4.92%	4.18%

Total expenses and incentive fee	3.61%	3.34%	3.61%	3.80%	3.79%	7.07%	7.00%	7.98%	7.10%

Net investment loss(2), (3)	(3.60)%	(3.26)%	(3.59)%	(3.79)%	(3.79)%	(1.71)%	(1.72)%	(1.66)%	(1.71)%

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

(7)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	SUBSEQUENT EVENTS

From January 1, 2011 through March 18, 2011, there were subscriptions, inclusive of the direct ownership interest of Member KGT interestholders, and redemptions of $4,367,618 and $2,287,763, respectively.

Effective January 1, 2011, the Managing Member will be paid monthly 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. The Company will be credited with all additional returns earned on the Company’s investment of non-margin assets.

Effective January 1, 2011, the Company will pay a monthly fee in the amount of 1/12 of 0.25% to be paid to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, for risk management and related administrative services with respect to monitoring the Trading Advisors.

The Company has entered into an Administration Agreement and Middle/Back Office Agreement with GlobeOp Financial Services LLC (“GlobeOp”) whereby GlobeOp will provide administration services to the Company.

AlphaMetrix360, LLC, formally known as Spectrum Global Fund Administration, L.L.C. (“AlphaMetrix”) currently provides the Company with administration services pursuant to a Services Agreement dated May 23, 2007 between AlphaMetrix and the Company. The Company has notified AlphaMetrix that effective May 31, 2011, the Company intends to replace AlphaMetrix with GlobeOp as Administrator and that AlphaMetrix’s Services Agreement with the Company will be terminated effective close of business on May 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2011.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.
Managing Member

	By: /s/ David K. Spohr	Date: March 18, 2011
David K. Spohr Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 18, 2011.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.
Managing Member

	By: /s/ Kenneth A. Shewer	Date: March 18, 2011
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By: /s/ David K. Spohr	Date: March 18, 2011
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)