Form 10-Q
period 2011-03-31
KMP Futures Fund I LLC
filed 2011-05-13
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

March 31, 2011

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents (See Note 2)	$6,438,570	$10,805,698
Receivable from Managing Member	42,260	0
Investments in securities, at fair value (cost $28,535,748 and $22,835,698 at March 31, 2011 and December 31, 2010, respectively)	28,131,339	22,397,484
Commodity options owned, at fair value (premiums paid $255 and $175 at March 31, 2011 and December 31, 2010, respectively)	13	105
Net unrealized gain on open forward contracts	0	209,174
Net unrealized gain on open futures contracts	496,256	697,722
Receivable from Kenmar Global Trust	0	4,263,567

Total assets	$35,108,438	$38,373,750

LIABILITIES
Commodity options written, at fair value (premiums received $455 and $325 at March 31, 2011 and December 31, 2010, respectively)	$33	$230
Net unrealized loss on open forward contracts	28,899	0
Management fees payable to Managing Member	36,122	0
Accrued expenses payable	99,936	178,201
Managing Member fees on investment funds payable	45,470	0
Service fees payable	101,897	0
Redemptions payable (December 31, 2010 includes
$4,412,339 to be converted to individual memberships)	768,272	4,880,319
Trading Advisors’ management fees payable	49,537	55,943
Trading Advisors’ incentive fee payable	8,248	1,986

Total liabilities	1,138,414	5,116,679

MEMBERS’ CAPITAL (Net Asset Value)	33,970,024	33,257,071

Total liabilities and members’ capital	$35,108,438	$38,373,750

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011		December 31, 2010
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.22%	$76,089	1.92%	$640,908
Currencies	0.32%	110,383	0.75%	250,520
Energies	0.30%	100,839	0.23%	75,881
Interest rates	(0.18)%	(62,095)	0.08%	27,956
Stock indices	0.42%	141,889	(0.12)%	(40,647)

Net unrealized gain on futures contracts purchased	1.08%	367,105	2.86%	954,618

Futures contracts sold:
Commodities	0.00%	(1,676)	(0.32)%	(108,093)
Currencies	0.05%	15,363	(0.05)%	(16,698)
Energies	(0.05)%	(15,550)	(0.06)%	(20,310)
Interest rates	0.52%	178,600	(0.34)%	(113,137)
Stock indices	(0.14)%	(47,586)	0.00%	1,342

Net unrealized gain (loss) on futures contracts sold	0.38%	129,151	(0.77)%	(256,896)

Net unrealized gain on open futures contracts	1.46%	$496,256	2.09%	$697,722

Forward currency contracts purchased:

Net unrealized gain (loss) on forward contracts purchased	1.24%	$423,310	(0.84)%	$(282,708)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(1.33)%	(452,209)	1.47%	491,882

Net unrealized gain (loss) on forward contracts	(0.09)%	$(28,899)	0.63%	$209,174

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts:
Fair value of options purchased	0.00%	$13	0.00%	$105

Commodity options owned, at fair value (premiums paid $255 and $175 at March 31, 2011 and December 31, 2010, respectively)	0.00%	$13	0.00%	$105

Written Options on Futures Contracts:
Fair value of options written	0.00%	$(33)	0.00%	$(230)

Commodity options written, at fair value (premiums received $455 and $325 at March 31, 2011 and December 31, 2010, respectively)	0.00%	$(33)	0.00%	$(230)

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investments in Securities:
Mutual Funds
JP Morgan Short Duration Bond (shares 1,281,310.240 and 1,022,457.490 at March 31, 2011 and December 31, 2010, respectively)	41.30%	$14,030,347	33.58%	$11,216,358
PIMCO Low Duration Fund (shares 1,350,669.710 and 1,076,143.010 at March 31, 2011 and December 31, 2010, respectively)	41.51%	14,100,992	33.47%	11,181,126

Total Mutual Funds	82.81%	28,131,339	67.05%	$22,397,484

Total investments in Securities (cost $ 28,535,748 and $22,835,698 at March 31, 2011 and December 31, 2010, respectively)	82.81%	$28,131,339	67.05%	$22,397,484

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES
Realized	$507,080	$280,453
Change in unrealized	(405,579)	801,403
Dividend income	140,051	0
Interest income	0	371

Total revenues	241,552	1,082,227

EXPENSES
Interest expense	1,400	0
Brokerage commissions	61,559	10,373
Management fees	239,145	337,922
ClariTy Managed Account fees	22,735	0
Managing Member fees earned on investment funds	45,470	0
Service fees (See Note 6)	306,494	0
Trading Advisors’ management fees	157,011	114,351
Trading Advisors’ incentive fees	8,248	0
Operating expenses	94,375	74,112

Total expenses	936,437	536,758
General and administrative expenses borne by the Managing Member and affiliates	(42,260)	0

Net expenses	894,177	536,758

NET INCOME (LOSS)	$(652,625)	$545,469

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

Members’ Capital
Three months ended March 31, 2011

Members’ capital at December 31, 2010	$33,257,071

Subscriptions	4,412,339

Redemptions	(3,046,761)

Net loss for the three months ended March 31, 2011	(652,625)

Members’ capital at March 31, 2011	$33,970,024

Three months ended March 31, 2010

Members’ capital at December 31, 2009	$0

Subscriptions	23,047,803

Redemptions	(1,200,027)

Net income for the three months ended March 31, 2010	545,469

Members’ capital at March 31, 2010	$22,393,245

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

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve Member DFT I, Member FST, Member Series D and Member Series F effective close of business on December 31, 2009. Kenmar Preferred also converted the Company from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Company. Investors in the Members who elected not to redeem their Interest at December 31, 2009 received a pro rata distribution of their Interest in the Company on December 31, 2009 and replaced it with a direct ownership Interest in the Company beginning January 1, 2010.

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

Investors in Member KGT who elected not to redeem as of December 31, 2010 (date of termination) received a pro rata distribution of their interest in Member KGT on December 31, 2010 and replaced it with a direct ownership interest in the Company on January 1, 2011. Subsequent to the liquidation of Member KGT on December 31, 2010 (date of termination), the payables to and receivables from KGT were amalgamated. Final liquidation payments were made to Member KGT in February 2011.

Series E and Member KGT, filed with the SEC on October 5, 2010 and January 6, 2011, respectively, to de-register their respective interests under Section 12(g) of the Securities Exchange Act of 1934. Series E and Member KGT are no longer subject to the reporting requirements of the SEC and the CFTC upon their dissolution on September 30, 2010 and December 31, 2010, respectively.

B.	The Trading Advisors

Pursuant to the Company’s Trading Advisory Agreement with Winton Capital Management Limited (“Winton”), Winton invests the Company’s assets pursuant to Winton’s Diversified Program. Beginning July 1, 2010, the Company entered into a second Trading Advisory Agreement with Graham Capital Management, L.P. (“Graham”), under which Graham will invest a portion of the Company’s assets pursuant to Graham’s K4D-15V Program (collectively, Winton and Graham are referred to as the “Trading Advisors”). Beginning July 1, 2010, the Company allocated approximately one-half of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”) with such allocations to be re-balanced quarterly.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedule of investments, as of March 31, 2011, the condensed statements of operations for the three months ended March 31, 2011 (“First Quarter 2011”) and for the three months ended March 31, 2010 (“First Quarter 2010”) and the condensed statements of changes in members’ capital for the First Quarter 2011 and First Quarter 2010 are unaudited. In the opinion of the Managing Member, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of KMP Futures Fund I LLC as of March 31, 2011 and the results of its operations for the First Quarter 2011 and the First Quarter 2010. The operating results for these interim periods may not be indicative of the results expected for a full year.

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles require the Managing Member to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with a U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

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

The Company has elected not to provide a statement of cash flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a condensed statements of changes in members’ capital (net asset value) is provided.

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

The market value of option (non-exchange traded) (Level 2) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from its independent third-party data provider, Super Derivatives. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. When the Company writes an option, an amount equal to the premium received by the Company is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

There are no Level 3 investments on March 31, 2011 or December 31, 2010.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$496,256	$0	$0	$496,256
Net unrealized loss on open forward contracts	$0	$(28,899)	$0	$(28,899)
Investments in securities, at fair value	$28,131,339	$0	$0	$28,131,339
Commodity options owned, at fair value	$0	$13	$0	$13

Liabilities:
Commodity options written, at fair value	$0	$(33)	$0	$(33)

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$697,722	$0	$0	$697,722
Net unrealized gain on open forward contracts	$0	$209,174	$0	$209,174
Investments in securities, at fair value	$22,397,484	$0	$0	$22,397,484
Commodity options owned, at fair value	$0	$105	$0	$105

Liabilities:
Commodity options written, at fair value	$0	$(230)	$0	$(230)

B.	Recent Accounting Pronouncement

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective for the Company on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 did not impact the Company’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on the Company’s financial statements.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A portion of the cash deposited with a bank is deposited in an offshore sweep account facility daily. As of March 31, 2011 and December 31, 2010, variation margin totaled $2,443,905 and $2,801,878, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank. As of March 31, 2011 and December 31, 2010, $263,703 and $366,163 are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

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

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its’ Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Managing Member on a pro rata basis in accordance with the Members’ respective capital balances. The Managing Member has not and does not presently intend to make any distributions.

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

Interest income is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

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

The Company pays Winton and Graham monthly management fees at an annual rate of 2% and 2% respectively, of their Managed Accounts’ allocated assets as defined in their respective Trading Advisory Agreements. Additionally, the Company pays Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Trading Advisory Agreements. For the First Quarter 2011 and the First Quarter 2010, incentive fees earned totaled $8,248 and $0, respectively, of which $8,248 remains payable by the Company at March 31, 2011.

Effective October 1, 2010, the Company entered into an amendment to change the management fee paid to Winton. The Company pays Winton monthly management fees at the annual rate of 1.5% (reduction of .50% annually), of their Managed Accounts’ allocated assets as defined in the amendment to the Trading Advisory Agreement.

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING MEMBER AND AFFILIATES

Effective January 1, 2010, the Company’s management fees to Kenmar Preferred (previously administrative services fees paid by the Members at the Member level) and operating expense cap are both calculated on the net assets of the Company at rates of 6.00% and 1.50% per annum, respectively, with the management fee being waived for Series E and Member KGT from July 1 to September 30, 2010 and December 1 to December 31, 2010, respectively. In addition, the Service Fees which are paid by the Company and are deducted from the management fee to be paid by the Company to the Managing Member.

The Managing Member has determined that it is in the best interest of the Company to invest a portion of non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. The Company will be credited with all additional returns earned on the Company’s investment of non-margin assets. For the First Quarter 2011, Managing Member fees on investment funds amounted to $45,470.

Effective January 1, 2011, the Company pays a monthly fee in the amount of 1/12 of 0.25% of the Company’s beginning net asset value to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, for risk management and related services with respect to monitoring the Trading Advisors.

Note 5.	ADMINISTRATOR

The administrator of the Company is AlphaMetrix360, LLC (the “Administrator”) who, on December 10, 2010, purchased the assets of Spectrum Global Fund Administration LLC. The Administrator provides general administrative services to the Company, such as processing capital subscriptions and redemptions and maintaining the Company’s principal books and records. For the First Quarter 2011 and the First Quarter 2010, the Company paid administration fees $10,913 and $6,759, respectively, of which $3,560 remains payable by the Company at March 31, 2011.

Note 6.	SERVICE FEES

Starting January 1, 2011, the service fee disclosed on the condensed statements of operations represents the monthly on-going trailing compensation paid to the service providers. With respect to investors in the Company that were formerly investors in Member KGT, a monthly fee in the amount of 1/12 of 3.5% (3.5% per annum) of the beginning of the month net asset value of such outstanding Interests serviced by the service provider. With respect to investors in the Company that were formerly investors in Series E, Member DFT I, Member FST, Member D and Member F, a monthly fee in the amount of 1/12th of 4.0% (4.0% per annum) of the beginning of month net asset value of such outstanding Interests serviced by the service provider. The Services Fees are paid by the Company and are deducted from the management fee to be paid by the Company to the Managing Member.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DEPOSITS WITH COMMODITY BROKER AND PRIME BROKER

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker.

The Company also deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker.

Note 8.	RELATED PARTIES

The Company reimburses Kenmar Preferred and its affiliates for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were:

	Three Months Ended March 31,
	2011	2010
Management fees to Managing Member	$239,145	$337,922
ClariTy Managed Account fees to affiliate	22,735	0
General and administrative (operating expense)	29,060	31,166
Managing Member fees on investment funds payable	45,470	0

Total	$336,410	$369,088

General and administrative expenses borne by the Managing Member and its affiliates	(42,260)	0

Total	$294,150	$369,088

Expenses payable to Kenmar Preferred and its affiliates ($32,191 and $63,821 of which are included in accrued expenses payable on the condensed statements of financial condition) as of March 31, 2011 and December 31, 2010 were $119,534 and $63,821, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of March 31, 2011 and December 31, 2010 are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The following presents the fair value of derivative contracts at March 31, 2011 and December 31, 2010. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statements of financial condition.

	March 31, 2011
Description	Assets	Liabilities	Net
Futures Contracts	$873,709	$(377,453)	$496,256
Forward Contracts	1,261,821	(1,290,720)	(28,899)
Option Contracts	13	(33)	(20)

Total gross fair value of derivatives	$2,135,543	$(1,668,206)	$467,337

	December 31, 2010
Description	Assets	Liabilities	Net
Futures Contracts	$1,116,766	$(419,044)	$697,722
Forward Contracts	1,048,765	(839,591)	209,174
Option Contracts	105	(230)	(125)

Total gross fair value of derivatives	$2,165,636	$(1,258,865)	$906,771

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the First Quarter 2011 and 2010 is as follows:

	Trading Revenue for the First Quarter 2011*	Trading Revenue for the First Quarter 2010
Type of Instrument
Commodities contracts	$650,421	$268,704
Currencies contracts	(96,884)	337,293
Interest rate contracts	(221,367)	338,571
Stock indices contracts	(29,299)	136,353
Purchased options on futures contracts	(842)	(850)
Written options on futures contracts	1,637	1,785
Forward currency contracts	(217,106)	0

Total	$86,560	$1,081,856

Line item in Condensed Statements of Operations

Realized	$525,943	$280,453
Change in unrealized	(439,383)	801,403

Total	$86,560	$1,081,856

*	Excludes income from Investments in Securities.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

For the First Quarter 2011 and 2010, the total number of closed futures contracts was approximately 12,149 and 1,560, respectively, the total number of closed option contracts was 8 and 10, respectively, and the average monthly notional value of forwards contracts closed was approximately $626,315,795 and $0, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures, options and forward contracts closed and settled in cash during the First Quarter 2011 and 2010.

The Company has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protections afforded such deposits.

The Company is exposed to various types of risks associated with derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk).

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

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

Additionally, pursuant to the Trading Advisory Agreement between the Company, Kenmar Preferred and the Trading Advisors, the Company shall automatically terminate the Trading Advisory Agreement if the net asset value allocated to the Trading Advisors declines by 40% from the value at the beginning of any year or since the effective date of the Trading Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2011 and December 31, 2010, such segregated assets totaled $4,308,571 and $4,194,353, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $185,389 and $(12,380) at March 31, 2011 and December 31, 2010, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2011, all open futures contracts mature within fifty one months.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the First Quarter 2011 and the First Quarter 2010. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	Member	Member
Total return:(1), (4)
Total return before incentive fee	(1.80)%	2.46%
Incentive fee	(0.02)%	0.00%

Total return after incentive fee	(1.82)%	2.46%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	10.22%	9.54%
Incentive fee(1)	0.02%	0.00%

Total expenses and incentive fee	10.24%	9.54%

Net investment loss(2), (3)	(8.61)%	(9.54)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Not annualized
(2)	Annualized
(3)	Represents interest and dividend income less total expenses (exclusive of incentive fee)
(4)	Includes realized and unrealized gains (losses) on securities transactions

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	SUBSEQUENT EVENTS

From April 1, 2011 through May 13, 2011, there were redemptions of $488,367.

The Company has entered into an Administration Agreement and Middle/Back Office Agreement with GlobeOp Financial Services LLC (“GlobeOp”) whereby GlobeOp will provide administration services to the Company. AlphaMetrix currently provides the Company with administration services pursuant to a Services Agreement dated May 23, 2007 between AlphaMetrix and the Company. The Company has notified AlphaMetrix that effective May 31, 2011, the Company intends to replace AlphaMetrix with GlobeOp as Administrator and that AlphaMetrix’s Services Agreement with the Company will be terminated effective close of business on May 31, 2011.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2011 (“First Quarter 2011”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

KMP Futures Fund I LLC (“Registrant”), formerly known as WCM Pool LLC prior to its change in name effective November 2, 2009, is a limited liability company organized under the laws of Delaware on November 20, 2006, which commenced operations on January 1, 2007. Registrant will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. Registrant was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of Registrant is December 31.

As of December 31, 2009, Registrant consisted of four members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Registrant. Member DFT I and Member FST were members of the Registrant since 2007. Kenmar Global Trust (“Member KGT”) was a member of Registrant from 2007 to September 2009. Effective September 30, 2009, Member KGT fully redeemed from Registrant.

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve the Members effective close of business on December 31, 2009. The managing member also converted Registrant from an aggregate trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Registrant under the Securities and Exchange Act of 1934. Investors in the Members who elected not to redeem their units in Registrant at December 31, 2009 were mandatorily redeemed from such Member effective close of business December 31, 2009 and received a direct ownership Interest in the Registrant beginning January 1, 2010 equal to their pro rata indirect interest in Registrant as of close of business December 31, 2009. Each Member filed with the SEC on January 5, 2010 to de-register its Units under Section 12(g) of the Exchange Act. The Members were no longer subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

Effective July 1, 2010, World Monitor Trust II – Series E (“Member Series E”), pursuant to its Trust Agreement, the managing owner of Member Series E determined to dissolve Member Series E effective close of business September 30, 2010. Investors in Members Series E who elected not to redeem prior to September 30, 2010 were mandatorily redeemed from Member Series E effective close of business September 30, 2010 and received direct ownership Interest in Registrant equal to their pro rata indirect interest in Registrant as of close of business September 30, 2010.

Effective December 1, 2010, Member KGT contributed all of its assets into Registrant and received a voting membership interest. On December 10, 2010, pursuant to Member KGT’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member KGT, determined to dissolve Member KGT effective as of the close of business on December 31, 2010 (date of termination). Investors in Member KGT who elected not to redeem as of December 31, 2010 (date of termination) received a pro rata distribution of their interest in Member KGT on December 31, 2010 and replaced it with a direct ownership interest in Registrant on January 1, 2011.

Member Series E and Member KGT, filed a form 15 with the SEC on October 5, 2010 and January 6, 2011, respectively, to de-register their respective interests under Section 12(g) of the Securities Exchange Act of 1934. Member Series E and Member KGT are no longer subject to the reporting requirements of the SEC and the CFTC upon their dissolution on September 30, 2010 and December 31, 2010, respectively.

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

The Managing Member’s predecessor and affiliates have been sponsoring and managing single and multi-advisor funds for over two decades. The principal office of Registrant is c/o Kenmar Preferred Investments Corp., 900 King Street, Suite 100, Rye Brook, New York 10573. The telephone number of Registrant and the Managing Member is (914) 307-7000.

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

The Managing Member also performs ongoing due diligence with respect to the trading advisors. If the Managing Member determines that the trading advisors have departed from its program or stated trading methodology or has exceeded its stated risk parameters, the Managing Member, on behalf of Registrant, will take such actions as it deems appropriate, which may include terminating the trading advisors. Similarly, if the Managing Member’s ongoing due diligence leads the Managing Member to determine that it is in the best interests of Registrant to add an additional trading advisor; it will do so in its sole discretion. If the Managing Member concludes, based upon its perception of market or economic conditions, that it is appropriate to allocate assets of Registrant to a different trading program run by the trading advisors, it will do so. The Managing Member may select a replacement if any of the trading advisors resign or are terminated, or may select additional advisors at its discretion.

The Trading Advisors

Trading for Registrant is directed by Winton Capital Management Limited (“Winton”) pursuant to its Diversified Program and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program (collectively Winton and Graham are referred to as the ‘Trading Advisors”).

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

Anthony Hamilton Daniell, Director and Chief Executive Officer. Mr. Daniell, born in 1954, spent ten years in the British Army during which time he achieved a civil engineering degree from Bristol University. In March 1983, Mr. Daniell began his career in the financial sector at David Allsopp and Partners, a UK stockbroker, as an equity analyst following U.S. defense companies. He moved to Rowe and Pitman, also a UK stockbroker, in April 1986, where he became Co-Head of U.S. Equity Sales.

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

Overview of the Winton Diversified Trading Program

Winton’s investment process is probably best understood by starting with the founding principle and philosophy of Winton laid down by its founder David Harding. This is the belief that robust statistical and other mathematical research provides the richest and most reliable source of information on market behavior. David Harding has spent the past 25+ years leading research into market behavior and built an investment process that seeks to identify trends and patterns.

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

On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum Global Fund Administration, L.L.C. The Administrator now refers to either AlphaMetrix360, LLC or Spectrum Global Fund Administration, L.L.C. depending on the applicable period discussed, See Note 9 of Registrant’s 2010 Annual Report filed as an exhibit to Registrant’s Form 10-K.

Fees and Expenses

Management Fee

Beginning January 1, 2010, Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of Registrant as of the beginning of the month, See Note 3 of Registrant’s 2010 Annual Report filed as an exhibit to Registrant’s Form 10-K.

“Net Asset Value” is the total assets in Registrant less total liabilities of Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

Effective January 1, 2011, Registrant pays a monthly administrative fee to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, for risk management and related services with respect to monitoring the Trading Advisors.

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

Routine Operational, Administrative and Other Ordinary Expenses

Registrant pays all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Member on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of Registrant, Registrant’s pro rata share of the expenses of any Access Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Access Funds, (iii) operational and overhead expenses of Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) Registrant meetings and preparing, printing and mailing of proxy statements and reports to Members, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Expense Cap

Beginning January 1, 2010, brokerage commissions and fees, routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s) and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of Registrant’s 2010 Annual Report filed as an exhibit to Registrant’s Form 10-K. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of Registrant’s financial statements included in its annual report for the year ended December 31, 2010 (“Registrant’s 2010 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

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

The Managing Member has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2010 Annual Report filed as an exhibit to Registrant’s Form 10-K.

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

Of the Registrant’s investments at March 31, 2011, $28,627,595 or 100.10% of the Registrant’s investments are classified as Level 1 and $(28,919) or (0.10)% as Level 2. Of the Registrant’s investments at December 31, 2010, $23,095,206 or 99.10% of the Registrant’s investments are classified as Level 1 and $209,049 or 0.90% as Level 2. There are no Level 3 investments at March 31, 2011 or December 31, 2010.

The Managing Member has determined that it is in the best interest of the Registrant to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations. At the end of each month, the Managing Member will be paid 1/12 of 50% (a 50% annual rate) of the first 1% of the returns earned on its investment of non-margin assets. Registrant will be credited with all additional returns earned on Registrants investment of non-margin assets.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective for the Registrant on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for the Registrant on January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact the Registrant’s financial position or results of operations. The implementation of this guidance did not have a material impact on the Registrant’s financial statements.

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

Subscriptions and Redemptions

First Quarter 2011

Subscriptions of Interests for the First Quarter 2011 were $4,412,339. Redemptions of Interests for the First Quarter 2011 were $3,046,761.

First Quarter 2010

Subscriptions of Interests for the First Quarter 2010 were $23,047,803. Redemptions of Interests for the First Quarter 2010 were $1,200,027.

Liquidity

A portion of Registrant’s net assets has been held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 7 of Registrant’s 2010 Annual Report for a further discussion on the credit and market risks associated with Registrant’s futures, forwards and option contracts.

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

Market Overview

Following is a market overview for First Quarter 2011 and First Quarter 2010:

First Quarter 2011

The first quarter of 2011 was challenging for the financial markets. Geopolitical tensions emanating from the Middle East and North Africa created turmoil and the earthquake and subsequent nuclear crisis in Japan roiled the markets. Despite the volatility, risk assets in general ended the quarter on a high note, maintaining the rally that began in the second half of 2010. U.S. GDP growth accelerated in the final quarter of 2010, to an annualized 3.1% rate. First quarter GDP growth appeared to be tracking below the fourth quarter pace, largely reflecting depressed activity caused by bad weather earlier in the year. In general, the economy carried the momentum from the fourth quarter and business confidence surveys climbed to new highs for the cycle. Hiring picked up and the unemployment rate fell below 9% for the first time since 2009. However, the housing market remained in the doldrums. Rising oil prices and commodity prices in general brought the focus back on inflation. With the ECB taking a hawkish stance on inflation, the markets perceived the Fed to be behind the curve.

Treasuries continued to sell off across the curve as confidence in the economic recovery continued to improve and concerns about inflation started to rise. The short end of the curve sold off more and the yield curve flattened as the prospects of rate hikes by the Fed became more likely. The Fed kept rates unchanged throughout the quarter, but expressed increased confidence in the strength and sustainability of the recovery. More importantly, some Fed officials started to talk about an exit from quantitative easing. The ECB was the most hawkish amongst the major central banks, indicating imminent rate hikes in its meeting in March and citing concern over inflation. The BOE was divided, with some members worried over elevated inflation while others were convinced that inflation was caused by temporary factors and that the economy remained fragile. Ultimately, the BOE maintained the status quo. The Bank of Japan kept key rates unchanged throughout the quarter as well.

Currencies: Increased confidence in the euro, the general rally in risk assets and the perception that the Fed was increasingly falling behind the curve resulted in the greenback’s continued decline in the first quarter. The Dollar Index dropped 4.0%, declining to its lowest level since December 2009. Among the major currencies, the euro realized the largest gains against the dollar, rising 5.9% to close above the 140 level. The British pound experienced more modest gains, appreciating 2.9% for the quarter. The Swiss franc posted a gain of 1.9%. In the immediate aftermath of the earthquake the Japanese yen appreciated to a record high, but subsequent intervention resulted in a sharp decline. The yen ended the quarter down 2.0%. The Australian and the Canadian dollar continued to rally, rising 1.2% and 2.3%, respectively.

Indices: The rally in U.S. equities continued in the first quarter, with the DowSM recording its best first quarter since 1999. Earnings continued to exceed expectations. The gains were broad based across all sectors, with technology leading the way. The Dow Jones Industrial AverageSM, S&P 500® and NASDAQ® gained approximately 6.4%, 5.4% and 4.8%, respectively for the quarter. European stocks were less exuberant. The STOXX 600, a broad measure of European equities, gained 5.8% in dollar terms, although in euro terms it was flat. The CAC, FTSE 100® and DAX® closed the quarter up approximately 4.9%, 0.2% and 1.8%, respectively. Asian markets were mixed. Japan fell, although the decline of 4.6% belied the scale of the tragedy. The Hang Seng rose 2.1% and the Korean Kospi® gained 2.7%. The Australian All Ordinaries Index posted a 1.7% increase.

Energies: Commodities had a robust quarter, not surprising given the broad based increase in global industrial demand. However, some commodities experienced corrections in the quarter after massive surges in the second half of 2010. Cotton, silver and the energy complex were among the leaders while base metals lagged. The turmoil in the Middle East sent crude oil soaring above $100 per barrel to its highest level since the summer of 2008. Crude gained 12.9% during the quarter. Heating oil and gasoline surpassed crude, rising 21.3% and 20.8%, respectively. Natural gas declined 2.8% as the market remained oversupplied.

Metals: Silver garnered the headlines in the first quarter, rising 22.6% to its highest level since 1980. Gold eked out a modest gain of 1.2%. Base metals were mixed. While aluminum and nickel recorded gains of 7.2% and 5.4%, respectively, copper and zinc suffered losses of 3.2% and 3.8%, respectively.

Agriculturals / Softs and Livestock: Cotton realized the largest gains among agricultural commodities rising 39.4%, surpassing the record high set during the Civil War. Corn registered a strong gain of 9.9% as higher gasoline prices created more demand for ethanol. Live cattle and lean hogs also recorded strong gains. Soybeans, wheat and sugar lost ground during the quarter.

First Quarter 2010

The first quarter of 2010 ushered in increasing evidence that a global economy recovery was gaining ground. The fourth-quarter U.S. Gross Domestic Product data, which was released early in the first quarter, showed the economy growing at an annual rate of 5.6%, the highest rate since the third quarter of 2003. The momentum appears to have continued in the first quarter of 2010. While inventory swings provided the biggest boost to growth in the fourth quarter, consumer spending appears to have gained strength in the first quarter. Most importantly, the labor market gave some signs of hope. Payroll employment actually showed a gain in the first quarter, albeit modest and partly boosted by the temporary hiring of U.S. Census workers. The job market appears to be stabilizing, although the pace of improvement has been glacial.

Notwithstanding growing confidence in the U.S. economic recovery and increasing signs of acceleration in global growth, U.S. Treasuries held steady during the quarter. The 10-year yield ended the quarter at 3.8%. The U.S. Federal Reserve (the “Fed”) kept the Fed Funds rate unchanged and there were no indications of imminent change in interest rate policy. However, the Fed hiked the lending rate on its discount window in February, signaling the diminishing need for various discount window and other extraordinary lending programs that began in 2008. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. The Reserve Bank of Australia continued its rate hike cycle that began late in 2009 as the Australian economy and labor markets strengthened on the back of strong demand for commodities.

Currencies: The U.S. dollar rally that began in December 2009 accelerated through the first quarter of 2010, largely because of troubles surrounding the euro as well the strong outperformance of the U.S. economy in comparison to its major developed market counterparts. The Dollar Index gained approximately 4.0%. The U.S. dollar appreciated against the euro as the swirling storm clouds of the PIGS crisis darkened and doubts about the future of the European Monetary Union gained credibility. The euro finished the quarter down approximately 5.6% against the dollar. The British pound fared worse as the lack of economic recovery, coupled with uncomfortably high inflation, created a difficult environment in the United Kingdom as the pound declined 6.1%. The Japanese yen held stable and ended the quarter down 0.3% to the U.S. dollar. The Australian and Canadian dollars continued their upward trajectories as both economies have significant commodity industries and solid economic growth. The Australian and Canadian dollars climbed 2.1% and 2.9%, respectively, against the U.S. dollar.

Indices: Global equities suffered a hiccup in January triggered by the PIGS crisis but easily overcame the poor quarterly start on the back of robust earnings data and signs of a broadening recovery. Financials continued their strength in earnings into the first quarter. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 4.1%, 4.9% and 5.7%, respectively. European equities, weighed down by problems in Greece, lagged U.S. equities. The STOXX 600, a broad measure of European equities, rose approximately 4.1%. The CAC, FTSE and DAX closed the quarter with gains of approximately 1.0%, 4.9% and 3.3%, respectively. Asian markets were mixed. Japan’s Nikkei surged 5.2%, the Korean Kospi edged up slightly but the Hang Seng declined 2.9%. The Australian All Ordinaries Index posted a modest 0.2% gain.

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

Metals: Gold posted a 1.6% gain during the quarter, although the U.S. dollar remained the preferred safe haven. With the tailwind of rising industrial demand, silver gained 4.2%. With the exception of zinc, base metals advanced during the quarter as global industrial production, especially auto production, accelerated. Copper, aluminum and nickel ended the quarter with gains of 6.6%, 4.2% and 34.9%, respectively.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of the First Quarter 2011 and 2010, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the First Quarter 2011 and 2010.

First Quarter 2011

As of March 31, 2011, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	41.72%

Energies	7.87%

Grains	4.97%

Indices	19.87%

Interest Rates	19.08%

Meats	0.29%

Metals	4.66%

Tropicals	1.54%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2011 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the Australian dollar, Canadian dollar and Mexican peso. The majority of its losses were incurred in the Japanese yen, New Zealand dollar, Swiss franc and South African rand.

Energies: (+) Registrant experienced a majority of its gains in Brent crude, gas oil, reformulated gasoline and heating oil. The majority of its losses were incurred in crude and natural gas.

Grains: (+) Registrant experienced gains in cotton, and corn. The majority of its losses were incurred in soybean meal, soybeans and wheat.

Indices: (-) Registrant experienced gains in the Dow Jones Industrial Average sm, Nasdaq®, Nikkei® and the S&P®. The majority of its losses were incurred in the DJ STOXX®, DAX®, FTSE® and the Hang Seng.

Interest Rates: (-) Registrant experienced a majority of its gains in German Bund and the Euribor. The majority of its losses were incurred in Eurodollar, Japanese Government Bonds and Treasury Notes and Bonds.

Meats: (+) Registrant experienced a majority of its gains in live cattle. Losses were incurred in live hogs.

Metals: (+) Registrant experienced in silver, nickel and aluminum. Losses were realized in gold, copper and zinc.

Softs: (+) Registrant experienced gains in cocoa and coffee. The majority of its losses were incurred in sugar.

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

Interest Rates: (+) Registrant experienced a majority of its gains in the Euribor Liffe, German bonds, Bund and Bobl and Short Sterling. The majority of losses were experienced in U.S. Treasury Bonds, Japanese Government Bonds and the London Gilts.

Meats: (+) Registrant experienced gains in live hogs. Losses were realized in live cattle.

Metals: (+) Registrant experienced in gold, copper, nickel and palladium. Losses were realized in zinc, lead and silver.

Softs: (+) Registrant experienced gains in sugar and coffee. Losses were realized in cocoa.

Results of Operations

First Quarter 2011

The Net Asset Value of Registrant as of March 31, 2011 was $33,970,024, an increase of $712,953 from the December 31, 2010 Net Asset Value of $33,257,071 as investors in Member KGT who elected not to redeem their Interest at December 31, 2010 received a pro rata distribution of their Interest in the Registrant on December 31, 2010 and replaced it with a direct ownership interest in the Registrant as of January 1, 2011 which more than offset the effects of redemptions during the First Quarter 2011. Registrant’s average net asset level at First Quarter 2011 was approximately $34,669,000, an increase of approximately $12,174,000 from the First Quarter 2010 average net asset level of approximately $22,495,000, primarily due to additions from Member Series E and Member KGT during 2010 which more than offset the effects of redemptions.

Registrant’s performance for the First Quarter 2011 was (1.82)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the First Quarter 2011 were approximately $102,000.

Dividend income for the First Quarter 2011 was approximately $140,000, an increase of approximately 140,000, as compared to the First Quarter 2010, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, See Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Commissions and other transaction fees for the First Quarter 2011 were approximately $62,000, an increase of approximately $52,000 as compared to the First Quarter 2010, primarily due to increased average net asset levels discussed above.

Trading Advisors’ management fees for the First Quarter 2011 were approximately $157,000, an increase of approximately $43,000 as compared to the First Quarter 2010, primarily due to increased average net assets discussed above and the July 1, 2010 addition of Graham as a Trading Advisor.

Management fees to the Managing Member for the First Quarter 2011 were approximately $239,000, a decrease of approximately $99,000 as compared to the First Quarter 2010, primarily due to the change in service fee structure as discussed in Note 6 of Registrant’s Condensed Financial Statements, attached herein.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the First Quarter 2011 were approximately $8,000.

ClariTy Managed Account fees for the First Quarter 2011 were approximately $23,000, an increase of $23,000 as compared to the First Quarter 2010, as the Registrant started paying a fee to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, in January 2011. For a further discussion of this fee, see Note 9 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Service Fees for the First Quarter 2011 were approximately $306,000 an increase of approximately $306,000 as compared to the First Quarter 2010, primarily due to the change in fee structure discussed in Note 6 of Registrant’s Condensed Financial Statements, attached herein.

Managing Member fees earned on investment funds for the First Quarter 2011 were approximately $45,000, an increase of approximately $45,000 as compared to the First Quarter 2010, as the Managing Member started earning a fee on the return of the investment of non-margin assets in January 2011. For a further discussion of this fee, see Note 9 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the First Quarter 2011 were approximately $94,000.

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

Registrant’s performance for the First Quarter 2010 was 2.46%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/ (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2011.

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

Registrant’s contractual obligations are with the Managing Member, the Trading Advisor and its commodity broker. Management fees payable by Registrant to the Trading Advisor and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statements of Financial Condition, therefore a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s 2010 Annual Report filed as an exhibit to Registrant’s Form 10-K.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at March 31, 2011 and December 31, 2010. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At March 31, 2011 and December 31, 2010, Registrant had total capitalizations of approximately $34 million and $33 million, respectively.

	March 31, 2011		December 31, 2010
Schedule 1 Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$712,282	2.10%	$424,425	1.27%
Currencies	$1,557,682	4.59%	$992,009	2.98%
Commodities	$721,864	2.13%	$684,758	2.06%
Stock indices	$741,765	2.18%	$1,118,480	3.36%

Total	$3,733,593	11.00%	$3,219,672	9.67%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for First Quarter 2011 and 2010 based upon Registrant’s total average capitalization of approximately $35 million and $22 million, respectively.

	First Quarter 2011		First Quarter 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$732,073	2.11%	$372,202	1.65%
Currencies	$1,619,823	4.67%	$406,201	1.81%
Commodities	$658,515	1.90%	$383,617	1.71%
Stock indices	$1,192,585	3.44%	$629,008	2.80%

Total	$4,202,996	12.12%	$1,791,028	7.97%

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

Based on trading value at risk during First Quarter 2011, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2010.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At March 31, 2011, Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Swiss Franc, Hong Kong dollar, South Korean won, Japanese yen, Swedish krona, New Zealand dollar, Singapore dollar, Australian dollar and Canadian dollar.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended under the Exchange Act, are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures during First Quarter 2011. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of March 31, 2011, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2011 to March 31, 2011, Registrant sold Interests which resulted in aggregate proceeds to Registrant of $4,412,339.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

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

99.3

Notice to Unitholders of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

[Remainder of page left blank intentionally.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp., its Managing Member

	By:	/s/ Kenneth A. Shewer		Date: May 13, 2011
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 13, 2011
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)