Form 10-Q
period 2011-06-30
KMP Futures Fund I LLC
filed 2011-08-15
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

June 30, 2011

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents (See Note 2)	$5,788,207	$10,805,698
Investments in securities, at fair value (cost $26,521,020 and $22,835,698 at June 30, 2011 and December 31, 2010, respectively)	26,290,406	22,397,484
Commodity options owned, at fair value (premiums paid $185 and $175 at June 30, 2011 and December 31, 2010, respectively)	12	105
Net unrealized gain on open forward contracts	28,295	209,174
Net unrealized gain on open futures contracts	0	697,722
Receivable from Kenmar Global Trust	0	4,263,567

Total assets	$32,106,920	$38,373,750

LIABILITIES
Commodity options written, at fair value (premiums received $345 and $325 at June 30, 2011 and December 31, 2010, respectively)	$25	$230
Net unrealized loss on open futures contracts	150,138	0
Management fees payable to Managing Member	31,484	0
Accrued expenses payable	91,749	178,201
Service fees payable	94,147	0
Redemptions payable (December 31, 2010 includes $4,412,339 to be converted to individual memberships)	407,813	4,880,319
Trading Advisors’ management fees payable	46,638	55,943
Trading Advisors’ incentive fees payable	225	1,986

Total liabilities	822,219	5,116,679

MEMBERS’ CAPITAL (Net Asset Value)	31,284,701	33,257,071

Total liabilities and members’ capital	$32,106,920	$38,373,750

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011		December 31, 2010
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	(0.58)%	$(179,530)	1.92%	$640,908
Currencies	(0.01)%	(2,311)	0.75%	250,520
Energies	0.22%	68,322	0.23%	75,881
Interest rates	(0.28)%	(88,348)	0.08%	27,956
Stock indices	0.46%	143,881	(0.12)%	(40,647)

Net unrealized gain (loss) on futures contracts purchased	(0.19)%	(57,986)	2.86%	954,618

Futures contracts sold:
Commodities	0.08%	26,332	(0.32)%	(108,093)
Currencies	0.01%	1,885	(0.05)%	(16,698)
Energies	(0.24)%	(75,444)	(0.06)%	(20,310)
Interest rates	(0.05)%	(16,599)	(0.34)%	(113,137)
Stock indices	(0.09)%	(28,326)	0.00%	1,342

Net unrealized loss on futures contracts sold	(0.29)%	(92,152)	(0.77)%	(256,896)

Net unrealized gain (loss) on open futures contracts	(0.48)%	$(150,138)	2.09%	$697,722

Forward currency contracts purchased:

Net unrealized gain (loss) on forward contracts purchased	2.22%	$696,023	(0.84)%	$(282,708)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(2.13)%	(667,728)	1.47%	491,882

Net unrealized gain on forward contracts	0.09%	$28,295	0.63%	$209,174

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts:
Fair value of options purchased:	0.00%	$12	0.00%	$105

Commodity options owned, at fair value (premiums paid $185 and $175 at June 30, 2011 and December 31, 2010, respectively)	0.00%	$12	0.00%	$105

Written Options on Futures Contracts:
Fair value of options written:	0.00%	$(25)	0.00%	$(230)

Commodity options written, at fair value (premiums received $345 and $325 at June 30, 2011 and December 31, 2010, respectively)	0.00%	$(25)	0.00%	$(230)

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investments in Securities:
Mutual Funds
JP Morgan Short Duration Bond (shares 1,196,732.348 and 1,022,457.490 at June 30, 2011 and December 31, 2010, respectively)	42.08%	$13,164,056	33.58%	$11,216,358
PIMCO Low Duration Fund (shares 1,250,128.596 and 1,076,143.010 at June 30, 2011 and December 31, 2010, respectively)	41.96%	13,126,350	33.47%	11,181,126

Total Mutual Funds	84.04%	26,290,406	67.05%	$22,397,484

Total investments in Securities (cost $26,521,020 and $22,835,698 at June 30, 2011 and December 31, 2010, respectively)	84.04%	$26,290,406	67.05%	$22,397,484

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Realized	$(19,829)	$1,251,459	$487,251	$1,531,912
Change in unrealized	(415,438)	(640,737)	(821,017)	160,666
Dividend income	134,119	0	274,170	0
Interest income	0	3,259	0	3,630

Total revenues (losses)	(301,148)	613,981	(59,596)	1,696,208

EXPENSES
Interest expense	1,876	0	3,276	0
Brokerage commissions	49,810	7,630	111,369	18,003
Management fees	215,821	334,128	454,966	672,050
ClariTy Managed Account fees	21,196	0	43,931	0
Managing Member fees earned on investment funds	28,757	0	74,227	0
Service fees (See Note 6)	292,888	0	599,382	0
Trading Advisors’ management fees	145,973	111,697	302,984	226,048
Trading Advisors’ incentive fees	225	0	8,473	0
Operating expenses	91,043	133,180	185,418	207,292

Total expenses	847,589	586,635	1,784,026	1,123,393

General and administrative expenses refunded to (borne by) the Managing Member and affiliates	42,260	(57,279)	0	(57,279)

Net expenses	889,849	529,356	1,784,026	1,066,114

NET INCOME (LOSS)	$(1,190,997)	$84,625	$(1,843,622)	$630,094

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

Members’ Capital
Six months ended June 30, 2011

Members’ capital at December 31, 2010	$33,257,071

Subscriptions	4,412,339

Redemptions	(4,541,087)

Net loss for the six months ended June 30, 2011	(1,843,622)

Members’ capital at June 30, 2011	$31,284,701

Six months ended June 30, 2010

Members’ capital at December 31, 2009	$0

Subscriptions	23,047,803

Redemptions	(1,744,498)

Net income for the six months ended June 30, 2010	630,094

Members’ capital at June 30, 2010	$21,933,399

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

Kenmar Preferred Investments Corp. (“Kenmar Preferred” or “Managing Member”) is the managing owner of each of the Company’s members, is the Managing Member of the Company, and has been delegated administrative authority over the operations of the Company.

As of January 1, 2009, the Company had three members: Diversified Futures Trust I (“Member DFT I”) Futures Strategic Trust (“Member FST”), and Kenmar Global Trust (“Member KGT”). On April 1, 2009 World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) received a voting membership interest in the Company. Member DFT I, Member FST, Member KGT, Member Series D, Member Series F, are collectively (the “Members”). Effective September 30, 2009, Member KGT fully redeemed from the Company.

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

On July 30, 2010, pursuant to Section 13.1(h) of the Trust Agreement of World Monitor Trust II, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Series E, determined to dissolve Series E effective as of the close of business on September 30, 2010 (date of termination). Investors in Series E who elected not to redeem as of September 30, 2010 (date of termination) received a pro rata distribution of their interest in Series E on September 30, 2010 (date of termination) and replaced it with a direct ownership interest in the Company on October 1, 2010.

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

Investors in Member KGT who elected not to redeem as of December 31, 2010 (date of termination) received a pro rata distribution of their interest in Member KGT on December 31, 2010 (date of termination) and replaced it with a direct ownership interest in the Company on January 1, 2011. Subsequent to the liquidation of Member KGT on December 31, 2010 (date of termination), the payables to and receivables from KGT were amalgamated. Final liquidation payments were made to Member KGT in February 2011.

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

The condensed statements of financial condition, including the condensed schedule of investments, as of June 30, 2011, the condensed statements of operations for the three months ended June 30, 2011 (“Second Quarter 2011”) and for the six months ended June 30, 2011 (“Year-To-Date 2011”) and for the three months ended June 30, 2010 (“Second Quarter 2010”) and for the six months ended June 30, 2010 (“Year-To-Date 2010”), and the condensed statements of changes in members’ capital for the Year-To-Date 2011 and Year-To-Date 2010, are unaudited. In the opinion of the Managing Member, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of KMP Futures Fund I LLC as of June 30, 2011 and the results of its operations for the Second Quarter 2011, Second Quarter 2010, Year-To-Date 2011 and Year-To-Date 2010. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The market values of forward currency (non-exchange traded) contracts (Level 2) was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from third party data providers, i.e. Bloomberg, Reuters and Interactive Data Corporation (Level 2).

The market value of option (non-exchange traded) (Level 2) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from the LME, CME and ICE exchanges, as well as its independent third-party data provider, Super Derivatives. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. When the Company writes an option, an amount equal to the premium received by the Company is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written.

There are no Level 3 investments on June 30, 2011 or December 31, 2010.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized loss on open futures contracts	$(150,138)	$0	$0	$(150,138)
Net unrealized gain on open forward contracts	$0	$28,295	$0	$28,295
Investments in securities, at fair value	$26,290,406	$0	$0	$26,290,406
Commodity options owned, at fair value	$0	$12	$0	$12
Liabilities:
Commodity options written, at fair value	$0	$(25)	$0	$(25)

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$697,722	$0	$0	$697,722
Net unrealized gain on open forward contracts	$0	$209,174	$0	$209,174
Investments in securities, at fair value	$22,397,484	$0	$0	$22,397,484
Commodity options owned, at fair value	$0	$105	$0	$105

Liabilities:
Commodity options written, at fair value	$0	$(230)	$0	$(230)

B.	Recent Accounting Pronouncement

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

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of June 30, 2011 and December 31, 2010, margin requirements totaled $2,317,591 and $2,801,878, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank. As of June 30, 2011 and December 31, 2010, $267,376 and $366,163 are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

D.	Income Taxes

The Company is treated as a partnership for U.S. federal income tax purposes. As such, the Company is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years (after December 31, 2007) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

G.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

H.	Redemptions Payable

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

The Company pays Winton and Graham monthly management fees at an annual rate of 1.5% (2% prior to 10/1/10) and 2% respectively, of their Managed Accounts’ allocated assets as defined in their respective Trading Advisory Agreements. Additionally, the Company pays Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Trading Advisory Agreements. For the Second Quarter 2011 and the Second Quarter 2010, incentive fees earned totaled $225 and $0, respectively, of which $225 remains payable by the Company at June 30, 2011.

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING MEMBER AND AFFILIATES

Effective January 1, 2010, the Company’s management fees to Kenmar Preferred (previously administrative services fees paid by the Members at the Member level) and operating expense cap are both calculated on the net assets of the Company at rates of 6.00% and 1.50% per annum, respectively, with the management fee being waived for Series E and Member KGT from July 1 to September 30, 2010 and December 1 to December 31, 2010, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Managing Member has determined that it is in the best interest of the Company to invest a portion of non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. The Company will be credited with all additional returns earned on the Company’s investment of non-margin assets. For the Second Quarter 2011, Managing Member fees on investment funds amounted to $28,757.

Effective January 1, 2011, the Company pays a monthly fee in the amount of 1/12 of 0.25% of the Company’s beginning net asset value to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, for risk management and related services with respect to monitoring the Trading Advisors.

Note 5.	ADMINISTRATOR

The Company has entered into an Administration Agreement and Middle/Back Office Agreement with GlobeOp Financial Services LLC (“GlobeOp”) whereby GlobeOp has begun providing administration services to the Company starting on June 1, 2011.

AlphaMetrix360, LLC (“AlphaMetrix”) provided the Company with administration services pursuant to a Services Agreement dated May 23, 2007 between AlphaMetrix and the Company. Effective May 31, 2011, the Company replaced AlphaMetrix with GlobeOp as administrator and AlphaMetrix’s Services Agreement with the Company was terminated effective close of business on May 31, 2011.

For the Second Quarter 2011 and the Second Quarter 2010, the Company paid administration fees $11,706 and $6,683, respectively, of which $1,532 remains payable by the Company at June 30, 2011.

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Management fees to Managing Member	$215,821	$334,128	$454,966	$672,050
ClariTy Managed Account fees to affiliate	21,196	0	43,931	0
General and administrative (operating expense)	17,035	27,502	46,095	58,668
Managing Member fees on investment funds payable	28,757	0	74,227	0

Total	282,809	361,630	619,219	730,718
General and administrative expenses refunded to/borne by the Managing Member and its affiliates	42,260	(57,279)	0	(57,279)

Total	$325,069	$304,351	$619,219	$673,439

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	RELATED PARTIES (CONTINUED)

Expenses payable to Kenmar Preferred and its affiliates ($31,438 and $63,821 of which are included in accrued expenses payable on the condensed statements of financial condition) as of June 30, 2011 and December 31, 2010 were $62,922 and $63,821, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of June 30, 2011 and December 31, 2010 are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments.

The following presents the fair value of derivative contracts at June 30, 2011 and December 31, 2010. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	June 30, 2011			December 31, 2010
Description	Assets	Liabilities	Net	Assets	Liabilities	Net
Futures Contracts	$540,431	$(690,569)	$(150,138)	$1,116,766	$(419,044)	$697,722
Forward Contracts	696,023	(667,728)	28,295	1,048,765	(839,591)	209,174
Option Contracts	12	(25)	(13)	105	(230)	(125)

Total gross fair value of derivatives	$1,236,466	$(1,358,322)	$(121,856)	$2,165,636	$(1,258,865)	$906,771

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Second Quarter 2011 and 2010 and Year-To-Date 2011 and 2010 is as follows:

	Trading Revenue for the
Type of Instrument	Second Quarter 2011*	Second Quarter 2010	Year-To-Date 2011*	Year-To-Date 2010
Commodities Contracts	$(701,764)	$(316,217)	$(51,343)	$(47,513)
Currencies Contracts	158,225	435,093	61,341	772,386
Interest Rate Contracts	(16,338)	1,144,819	(237,705)	1,483,390
Stock Indices Contracts	(124,331)	(654,123)	(153,630)	(517,770)
Purchased Options on Futures Contracts	(561)	(1,470)	(1,403)	(2,320)
Written Options on Futures Contracts	1,043	2,620	2,680	4,405
Forward Currency Contracts	101,511	0	(115,595)	0

Total	$(582,215)	$610,722	$(495,655)	$1,692,578

Condensed Statements of Operations
Realized	$7,018	$1,251,459	$532,961	$1,531,912
Change in unrealized	(589,233)	(640,737)	(1,028,616)	160,666

Total	$(582,215)	$610,722	$(495,655)	$1,692,578

* Excludes income from investments in securities.

For the Second Quarter and Year-To-Date 2011, the total number of closed futures contracts was approximately 7,969 and 20,118, respectively, the total number of closed option contracts was 5 and 13, respectively, and the average monthly notional value of forwards contracts closed was approximately $552,482,673 and $589,399,234, respectively.

For the Second Quarter and Year-To-Date 2010, the total number of closed futures contracts was approximately 1,923 and 3,483, respectively; the total number of closed option contracts was 12 and 22, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures, options and forward contracts closed and settled in cash during the Second Quarter 2011 and 2010 and Year-To-Date 2011 and 2010.

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

Credit Risk

When entering into futures, forward and option contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the condensed statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse, will meet its obligations to the Company.

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

Credit Risk (Continued)

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2011 and December 31, 2010, such segregated assets totaled $3,867,329 and $4,194,353, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(914,178) and $(12,380) at June 30, 2011 and December 31, 2010, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2011, all open futures contracts mature within twenty seven months.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2011		June 30, 2010
	Member	Member	Member	Member
Total return:(1), (4)

Total return before incentive fee	(3.68)%	(5.42)%	0.38%	2.85%
Incentive fee	0.01%	0.00%	0.00%	0.00%

Total return after incentive fee	(3.67)%	(5.42)%	0.38%	2.85%

Ratios to average net asset values:

Expenses prior to incentive fee(2)	10.71%	10.46%	9.55%	9.55%
Incentive fee(1)	0.00%	0.02%	0.00%	0.00%

Total expenses and incentive fee	10.71%	10.48%	9.55%	9.55%

Net investment loss(2), (3)	(9.09)%	(8.84)%	(9.49)%	(9.52)%

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

From July 1, 2011 through August 15, 2011, there were estimated redemptions of $697,566.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2011 (“Second Quarter 2011”) includes forward-looking statements that reflect the current expectation of Kenmar Preferred Investments Corp., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

As of December 31, 2009, the Registrant had four members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). On April 1, 2009, Member Series D and Member Series F received a voting membership interest in Registrant. Member DFT I and Member FST were members of Registrant since 2007. Kenmar Global Trust (“Member KGT”) was a member of Registrant from 2007 to September 2009. Effective September 30, 2009, Member KGT fully redeemed from Registrant.

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

Managing Member and its Affiliates

Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Member”) is the Managing Member of the Registrant.

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

Martin A. Brennan III is a discretionary trader of Graham, specializing in US fixed income and other liquid sovereign markets. He became an Associated Person of Graham effective May 26, 2011 and a Principal on May 27, 2011. Prior to joining Graham in January 2011, Mr. Brennan was an original Partner and Senior Portfolio Manager at Sailfish Capital Partners, LLC, an investment management firm, from March 2005 to February 2007. From January 2010 to January 2011, Mr. Brennan was between employment. Mr. Brennan received a B.A. in Accounting from Michigan state University in June 1983.

Daren McCullough is a discretionary trader of Graham, specializing in agricultural and energy options. Prior to joining Graham in March 2011, Mr. McCullough was a portfolio manager at Yannix Capital, an investment management firm, from February 2007 to March 2011. Mr. McCullough was a Senior Trader, global Options Strategist with Louis Dreyfus Corporation, an investment management firm, from May 2003 to January 2007. Mr. McCullough received a M.B.A. from the University of Kansas in October 1991. Mr. McCullough received the designation Chartered Financial Analyst in 1991.

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

The Administrator

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability company located at 33 West Monroe – Suite 1000, Chicago, IL, USA, 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240., was the administrator of Registrant and provided certain administration and accounting services pursuant to the terms of a Services Agreement with Registrant dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum. Prior to June 1, 2011 the Administrator referred to either AlphaMetrix360, LLC or Spectrum depending on the applicable period discussed, See Note 9 of Registrant’s 2010 Annual Report filed as an exhibit to Registrant’s Form 10-K.

Effective May 31, 2011, the Registrant replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company located at 1 South Road, Harrison, NY, USA, 10528 as administrator and AlphaMetrix 360, LLC Services Agreement with the Registrant was terminated effective close of business on May 31, 2011.

The Administrator performs or supervises the performance of services necessary for the operation and administration of Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above. “Administrator” refers to Spectrum, AlphaMetrix 360, LLC, or GlobeOp depending on the applicable period discussed.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Condensed Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by LME, CME, and ICE exchanges, as well as Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s investments at June 30, 2011, $26,140,268 or 99.89% of Registrant’s investments are classified as Level 1 and $28,282 or 0.11% as Level 2. Of the Registrant’s investments at December 31, 2010, $23,095,206 or 99.10% of Registrant’s investments are classified as Level 1 and $209,049 or 0.90% as Level 2. There are no Level 3 investments at June 30, 2011 or December 31, 2010.

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

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective for Registrant on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for Registrant on January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact the Registrant’s financial position or results of operations. The implementation of this guidance did not have a material impact on the Registrant’s financial statements.

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

Subscriptions and Redemptions

Second Quarter 2011

Subscriptions of Interests for the Second Quarter 2011 were $0. Redemptions of Interests for the Second Quarter 2011 were $1,494,326.

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

Since Registrant’s business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 of Registrant’s 2010 Annual Report for a further discussion on the credit and market risks associated with Registrant’s futures, forwards and option contracts.

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

Market Overview

Following is a market overview for Second Quarter 2011 and Second Quarter 2010:

Second Quarter 2011

The Second Quarter of 2011 was volatile in the financial markets, although risk assets ended the quarter not too far from where they began. The early part of the quarter saw the global economy carrying the momentum from the first quarter. However, the last two months of the quarter were marked by a slew of generally disappointing economic data from around the world. While political tensions in the Middle East and North Africa faded from the headlines, markets were roiled by another episode of the unfolding Eurozone drama. Toward the end of the quarter, an 11th hour bailout of Greece sparked a powerful rally in equities. US GDP growth decelerated in the first quarter to a disappointing 1.9% annual rate. To date, the data released for the second quarter indicate no reacceleration in the GDP growth. Moreover, the hopes for a robust increase in employment that were spurred by the first quarter’s rise in hiring activity were belied, as job growth fizzled and the unemployment rate climbed back above the 9% mark. The housing market remained in the doldrums. However, oil prices fell toward the end of the quarter, providing relief for consumers and stoked hopes of acceleration in consumer spending in the second half.

Interest Rates: Treasuries rallied across the curve as confidence in the economic recovery faltered and concerns about Eurozone fueled safe haven demand. The 10-year yield decreased by 29 basis points to end the quarter at 3.18%. At one point in the quarter, the 10-year yield had fallen well below the 3% level for the first time since November 2010. The 30-year yield also declined, by 13 basis points. The 5-year note rallied even more, with the yield falling by 48 basis points. Thus, the yield curve from the 5 year to the 30 year steepened. However, the short-end of the curve flattened as the 2-year yield fell only by 35 basis points. The Fed kept rates unchanged throughout the quarter and acknowledged that the economy and the labor markets had underperformed expectations. The ECB was the most hawkish, raising interest rates in April and becoming the first among the major central banks to do so in the recovery. The BOE continued to be divided over elevated inflation but the fragile and stalling economy prevented any action. The Bank of Japan kept key rates unchanged throughout the quarter as well.

Currencies: The greenback’s slide contoured in the quarter, although the rate of decline stabilized. The Dollar Index dropped 2.1% falling to its lowest level since 2008. Notwithstanding the continued troubles over sovereign debt, the euro ended the quarter up 2.4% against the dollar. The British pound, on the other, hand was flat during the quarter, reflecting the BOE’s dovish stance. The Swiss franc surged 8.1%, climbing to a new record level against the dollar as the spate of European deposits fleeing to Switzerland boosted the franc. The Japanese yen appreciated 2.6% as the economy appeared to be putting the earthquake behind. The Australian and the Canadian dollar continued to rally, rising 3.6% and 0.8%, respectively.

Indices: After three consecutive quarterly gains, the rally in US equities paused in the second quarter, although the Dow managed to eke out a gain of 0.8% for the quarter. The performance across the sectors was mixed. Utilities and transportation posted solid gains while the S&P® Financial Index slipped over 6%. The S&P 500® and NASDAQ® edged down approximately 0.4% and 0.3%, respectively, for the quarter. European stocks outperformed US equities as well as global equities. The STOXX 600, a broad measure of European equities, gained 1.0%, in dollar terms. The CAC edged down 0.2% while the FTSE 100® and DAX® closed the quarter with gains of approximately 0.6% and 4.8%, respectively. Asian markets were mixed. Japan bounced back from the earthquake induced drop of the previous quarter and the Nikkei climbed up 0.6%. However, the Hang Seng fell 4.8% and the Korean Kospi® edged down 0.3%. The Australian All Ordinaries Index declined 5.5%.

Energies: Commodities slipped for the first time in four quarters as Middle East tensions eased, crop acreage and inventories turned out higher and fears of a hard landing in China gained some credence. While much of the commodity complex declined during the quarter, sugar, gold and copper were the notable exceptions. Crude fell 13.0% during the quarter and heating oil declined 7.0%. Gasoline bucked the trend, rising 1.5%. Natural gas slipped further, declining 1.2%, as the market remained oversupplied.

Metals: Silver ended the quarter down 7.8% but not before getting close to the $50/oz mark. Gold continued its steady climb breaching the $1500 mark and gaining 5.2% for the quarter. Base metals were mixed. While copper recorded a gain of 0.5%, aluminum, nickel and zinc experienced losses of 3.8%, 8.5%, and 1.1%, respectively.

Agriculturals /Softs and Grains: Grains suffered from the strong USDA report showing acreage and inventories well above analysts’ expectations. Wheat plunged 27.2%. Corn and soybeans fell 15.0% and 5.7%, respectively. Cotton corrected from its all time high, declining 14.1%. The softs complex went against the trend in the broader agricultural complex, with sugar, coffee and cocoa all recording gains.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of the Second Quarter 2011 and 2010, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the Second Quarter 2011 and 2010.

Second Quarter 2011

As of June 30, 2011, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	40.35%

Energies	13.10%

Grains	6.44%

Indices	13.90%

Interest Rates	18.78%

Meats	0.27%

Metals	5.64%

Tropicals	1.52%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for Second Quarter 2011 were as follows:

Currencies: (+) Registrant experienced the majority of its gains in the Australian dollar and Swiss franc. The majority of its losses were incurred in the Japanese yen and Columbian peso.

Energies: (-) Registrant experienced the majority of its losses in crude, heating oil and natural gas.

Grains: (-) Registrant experienced gains in wheat. The majority of its losses were incurred in cotton and soybeans.

Indices: (-) Registrant experienced gains in the DAX® and the CAC. The majority of its losses were incurred in the DJ STOXX®, the Hang Seng and the Tokyo Stock Index.

Interest Rates: (-) Registrant experienced the majority of its gains in the London gilt and Treasury Notes. The majority of its losses were incurred in the German Bund and the Euribor.

Meats: (-) Registrant experienced the majority of its losses in live cattle. Gains were realized in live hogs.

Metals: (+) Registrant experienced the majority of its gains in gold and silver. Losses were realized in aluminum, copper and zinc.

Softs: (-) Registrant experienced the majority of its losses in cocoa and coffee.

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

Results of Operations

Second Quarter 2011

The Net Asset Value of Registrant as of June 30, 2011 was $31,284,701, a decrease of $2,685,323 from the March 31, 2011 Net Asset Value of $33,970,024. Registrant’s average net asset level during the Second Quarter 2011 was approximately $33,234,000. Registrant’s average net assets during the Second Quarter 2011 in comparison to the Second Quarter 2010 increased by approximately $11,052,000, primarily due to additions from Member Series E and Member KGT during 2010 which more than offset the effects of redemptions.

Registrant’s performance for the Second Quarter 2011 was (3.67)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees for the Second Quarter 2011 were approximately $(435,000).

Dividend income for the Second Quarter 2011 was approximately $134,000, an increase of approximately $134,000, as compared to the Second Quarter 2010, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, see Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Commissions and other transaction fees for the Second Quarter 2011 were approximately $50,000, an increase of approximately $42,000 as compared to the Second Quarter 2010, primarily due to increased average net asset levels described above.

Trading Advisors’ management fees for the Second Quarter 2011 were approximately $146,000, an increase of approximately $34,000 as compared to the Second Quarter 2010, primarily due to increased average net asset levels described above.

Management Fees to the Managing Member for the Second Quarter 2011 were approximately $216,000, a decrease of approximately $118,000 as compared to the Second Quarter 2010, primarily due to the change in service fee structure as discussed in Note 6 of Registrant’s Condensed Financial Statements, attached herein.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the trading advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the Second Quarter 2011 were $225.

ClariTy Managed Account fees for the Second Quarter 2011 were approximately $21,000, an increase of approximately $21,000 as compared to the Second Quarter 2010, as the Registrant started paying a fee to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, in January 2011. For a further discussion of this fee, see Note 9 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Service Fees for the Second Quarter 2011 were approximately $293,000, an increase of approximately $293,000 as compared to the Second Quarter 2010, primarily due to the change in fee structure discussed in Note 6 of Registrant’s Condensed Financial Statements, attached herein.

Managing Member fees earned on investment funds for the Second Quarter 2011 were approximately $29,000, an increase of approximately $29,000 as compared to the Second Quarter 2010, as the Managing Member started earning a fee on the return of the investment of non-margin assets in January 2011. For a further discussion of this fee, see Note 9 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Second Quarter 2011 were approximately $91,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2011.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at June 30, 2011 and December 31, 2010. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At June 30, 2011 and December 31, 2010, Registrant had total capitalizations of approximately $31 million and $33 million, respectively.

	June 30, 2011		December 31, 2010
Schedule 1 Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$680,790	2.18%	$424,425	1.27%
Currencies	$1,462,452	4.67%	$992,009	2.98%
Commodities	$977,157	3.12%	$684,758	2.06%
Stock indices	$503,787	1.61%	$1,118,480	3.36%

Total	$3,627,186	11.58%	$3,219,672	9.67%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Second Quarter 2011 and 2010 based upon Registrant’s total average capitalization of approximately $33 million and $22 million, respectively.

	Second Quarter 2011		Second Quarter 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$738,267	2.22%	$480,250	1.44%
Currencies	$1,438,037	4.32%	$666,026	2.00%
Commodities	$845,373	2.54%	$418,671	1.26%
Stock indices	$590,714	1.78%	$353,813	1.06%

Total	$3,612,391	10.86%	$1,918,760	5.76%

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

Based on trading value at risk during Second Quarter 2011, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2010. Increases in trading value at risk were experienced across interest rates, currencies, and commodities during Second Quarter 2011.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At June 30, 2011, Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Swiss Franc, Hong Kong dollar, South Korean won, Japanese yen, Swedish krona, New Zealand dollar, Singapore dollar, Australian dollar and Canadian dollar.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures during Second Quarter 2011. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of June 30, 2011, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a –15(f) and 15d –15(f) under the Exchange Act) during the Second Quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

From January 1, 2011 to June 30, 2011, Registrant sold Interests which resulted in aggregate proceeds to Registrant of $4,412,339.

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

10.10	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and KMP Futures Fund I LLC (filed herewith)

10.11	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, KMP Futures Fund I LLC and Kenmar Preferred Investments Corp. (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

[Remainder of page left blank intentionally.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.,
its Managing Member

	By:	/s/ Kenneth A. Shewer		Date: August 15, 2011
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 15, 2011
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)