Form 10-Q
period 2011-09-30
KMP Futures Fund I LLC
filed 2011-11-10
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(914) 307-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

KMP FUTURES FUND I LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2011

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents (See Note 2)	$29,807,417	$10,805,698
Investments in securities, at fair value (cost $0 and $22,835,698 at September 30, 2011 and December 31, 2010, respectively)	0	22,397,484
Commodity options owned, at fair value (premiums paid $305 and $175 at September 30, 2011 and December 31, 2010, respectively)	775	105
Net unrealized gain on open forward contracts	0	209,174
Net unrealized gain on open futures contracts	205,772	697,722
Receivable from Kenmar Global Trust	0	4,263,567

Total assets	$30,013,964	$38,373,750

LIABILITIES
Commodity options written, at fair value (premiums received $605 and $325 at September 30, 2011 and December 31, 2010, respectively)	$1,560	$230
Net unrealized loss on open forward contracts	106,372	0
Management fees payable to Managing Member	30,979	0
Accrued expenses payable	87,572	178,201
Service fees payable	86,196	0
Redemptions payable (December 31, 2010 includes $4,412,339 to be converted to individual memberships)	323,486	4,880,319
Trading Advisors’ management fees payable	43,190	55,943
Trading Advisors’ incentive fees payable	51,407	1,986

Total liabilities	730,762	5,116,679

MEMBERS’ CAPITAL (Net Asset Value)	29,283,202	33,257,071

Total liabilities and members’ capital	$30,013,964	$38,373,750

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011		December 31, 2010
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	(0.68)%	$(198,496)	1.92%	$640,908
Currencies	(0.19)%	(53,782)	0.75%	250,520
Energies	(0.49)%	(143,272)	0.23%	75,881
Interest rates	0.19%	55,760	0.08%	27,956
Stock indices	(0.19)%	(56,721)	(0.12)%	(40,647)

Net unrealized gain (loss) on futures contracts purchased	(1.36)%	(396,511)	2.86%	954,618

Futures contracts sold:
Commodities	1.26%	367,654	(0.32)%	(108,093)
Currencies	0.17%	49,845	(0.05)%	(16,698)
Energies	0.67%	194,815	(0.06)%	(20,310)
Interest rates	(0.03)%	(8,211)	(0.34)%	(113,137)
Stock indices	(0.01)%	(1,820)	0.00%	1,342

Net unrealized gain (loss) on futures contracts sold	2.06%	602,283	(0.77)%	(256,896)

Net unrealized gain on open futures contracts	0.70%	$205,772	2.09%	$697,722

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	3.43%	$1,004,447	(0.84)%	$(282,708)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(3.79)%	(1,110,819)	1.47%	491,882

Net unrealized gain (loss) on forward contracts	(0.36)%	$(106,372)	0.63%	$209,174

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts:

Fair value of options purchased:	0.00%	$775	0.00%	$105

Commodity options owned, at fair value (premiums paid $305 and $175 at September 30, 2011 and December 31, 2010, respectively)	0.00%	$775	0.00%	$105

Written Options on Futures Contracts:

Fair value of options written:	(0.00)%	$(1,560)	0.00%	$(230)

Commodity options written, at fair value (premiums received $605 and $325 at September 30, 2011 and December 31, 2010, respectively)	(0.00)%	$(1,560)	0.00%	$(230)

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investments in Securities:

Mutual Funds
JP Morgan Short Duration Bond (shares 0.000 and 1,022,457.490 at September 30, 2011 and December 31, 2010, respectively)	0.00%	$0	33.58%	$11,216,358
PIMCO Low Duration Fund (shares 0.000 and 1,076,143.010 at September 30, 2011 and December 31, 2010, respectively)	0.00%	0	33.47%	11,181,126

Total Mutual Funds	0.00%	0	67.05%	$22,397,484

Total investments in Securities (cost $0 and $22,835,698 at September 30, 2011 and December 31, 2010, respectively)	0.00%	$0	67.05%	$22,397,484

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Realized	$(141,779)	$147,630	$345,472	$1,679,542
Change in unrealized	451,225	971,525	(369,792)	1,132,191
Dividend income	46,072	0	320,242	0
Interest income	1,498	4,408	1,498	8,038

Total revenues	357,016	1,123,563	297,420	2,819,771

EXPENSES
Interest expense	238	0	3,514	0
Brokerage commissions	41,480	22,922	152,849	40,925
Management fees	200,315	322,793	655,281	994,843
ClariTy Managed Account fees	19,443	0	63,374	0
Managing Member interest earned on investment funds	13,037	0	87,264	0
Service fees (See Note 6)	266,323	0	865,705	0
Trading Advisors’ management fees	135,377	168,062	438,361	394,110
Trading Advisors’ incentive fees	51,407	0	59,880	0
Operating expenses	60,606	87,675	246,024	294,967

Total expenses	788,226	601,452	2,572,252	1,724,845

General and administrative expenses refunded to the Managing Member and affiliates	0	57,279	0	0

Net expenses	788,226	658,731	2,572,252	1,724,845

NET INCOME (LOSS)	$(431,210)	$464,832	$(2,274,832)	$1,094,926

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Members’ Capital
Nine months ended September 30, 2011
Members’ capital at December 31, 2010	$33,257,071
Subscriptions	4,412,339
Redemptions	(6,111,376)
Net loss for the nine months ended September 30, 2011	(2,274,832)

Members’ capital at September 30, 2011	$29,283,202

	Individuals’ Capital	Series E	Total
Nine months ended September 30, 2010

Members’ capital at December 31, 2009	$0	$0	$0

Subscriptions	23,047,803	12,170,845	35,218,648

Redemptions	(2,335,465)	(12,479,564)	(14,815,029)

Net income for the nine months ended September 30, 2010	786,207	308,719	1,094,926

Members’ capital at September 30, 2010	$21,498,545	$0	$21,498,545

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

Kenmar Preferred Investments Corp. (“Kenmar Preferred” or “Managing Member”) is the managing owner of each of the Company’s fund members (through their dissolution), is the Managing Member of the Company, and has been delegated administrative authority over the operations of the Company.

As of January 1, 2009, the Company had three members: Diversified Futures Trust I (“Member DFT I”) Futures Strategic Trust (“Member FST”), and Kenmar Global Trust (“Member KGT”). On April 1, 2009 World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) received a voting membership interest in the Company. Member DFT I, Member FST, Member KGT, Member Series D, Member Series F, Series E and subsequent to the dissolution of each of the fund members, the investors holding interests in the Company are collectively (the “Members”). Effective September 30, 2009, Member KGT fully redeemed from the Company.

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

The condensed statements of financial condition, including the condensed schedule of investments, as of September 30, 2011, the condensed statements of operations for the three months ended September 30, 2011 (“Third Quarter 2011”) and for the nine months ended September 30, 2011 (“Year-To-Date 2011”) and for the three months ended September 30, 2010 (“Third Quarter 2010”) and for the nine months ended September 30, 2010 (“Year-To-Date 2010”), and the condensed statements of changes in members’ capital for the Year-To-Date 2011 and Year-To-Date 2010, are unaudited. In the opinion of the Managing Member, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of KMP Futures Fund I LLC as of September 30, 2011 and the results of its operations for the Third Quarter 2011, Third Quarter 2010, Year-To-Date 2011 and Year-To-Date 2010. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with a U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2010.

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

The Company considers its investments in public mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third-party data providers such as Bloomberg, Reuters, and or Super Derivatives, who derive fair values for those assets from models with observable inputs (Level 2).

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

There are no Level 3 investments on September 30, 2011 or December 31, 2010.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$205,772	$0	$0	$205,772
Commodity options owned, at fair value	$0	$775	$0	$775

Liabilities:
Commodity options written, at fair value	$0	$(1,560)	$0	$(1,560)
Net unrealized loss on open forward contracts	$0	$(106,372)	$0	$(106,372)

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$697,722	$0	$0	$697,722
Net unrealized gain on open forward contracts	$0	$209,174	$0	$209,174
Investments in securities, at fair value	$22,397,484	$0	$0	$22,397,484
Commodity options owned, at fair value	$0	$105	$0	$105

Liabilities:
Commodity options written, at fair value	$0	$(230)	$0	$(230)

B.	Recent Accounting Pronouncement

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Company’s financial statements and disclosures, if any, is currently being assessed.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Cash and Cash Equivalents

Cash and cash equivalents represent amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of September 30, 2011 and December 31, 2010, margin requirements totaled $1,574,599 and $2,801,878, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank. As of September 30, 2011 and December 31, 2010, $388,788 and $366,163 are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

D.	Income Taxes

The Company is treated as a partnership for U.S. federal income tax purposes. As such, the Company is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years (after December 31, 2007) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2008 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The Company pays Winton and Graham monthly management fees at an annual rate of 1.5% (2% prior to 10/1/10) and 2% respectively, of their Managed Accounts’ allocated assets as defined in their respective Trading Advisory Agreements. Additionally, the Company pays Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Trading Advisory Agreements. For the Third Quarter 2011 and the Third Quarter 2010, incentive fees earned totaled $51,407 and $0, respectively, of which $51,407 remains payable by the Company at September 30, 2011.

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

The Managing Member has determined that it is in the best interest of the Company to invest a portion of non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. The Company will be credited with all additional returns earned on the Company’s investment of non-margin assets. For the Third Quarter 2011, Managing Member interest on investment funds amounted to $13,037.

Effective January 1, 2011, the Company pays a monthly fee in the amount of 1/12 of 0.25% of the Company’s beginning net asset value to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, for risk management and related services with respect to monitoring the Trading Advisors.

Note 5.	ADMINISTRATOR

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability company located at 33 West Monroe – Suite 1000, Chicago, IL, USA, 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240., was the administrator of the Company and provided certain administration and accounting services pursuant to the terms of a Services Agreement with the Company dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum.

Effective May 31, 2011, the Company replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company located at 1 South Road, Harrison, NY, USA, 10528 as administrator and AlphaMetrix 360, LLC Services Agreement with the Company was terminated effective close of business on May 31, 2011.

The Administrator performs or supervises the performance of services necessary for the operation and administration of the Company (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Company’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Company, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above. “Administrator” refers to Spectrum, AlphaMetrix 360, LLC, or GlobeOp depending on the applicable period discussed.

For the Third Quarter 2011 and the Third Quarter 2010, the Company paid administration fees $12,686 and $10,055, respectively, of which $11,089 remains payable by the Company at September 30, 2011.

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Management fees to Managing Member	$200,315	$322,793	$655,281	$944,843
ClariTy Managed Account fees to affiliate	19,443	0	63,374	0
General and administrative (operating expense)	33,324	30,090	79,419	88,758
Managing Member interest on investment funds payable	13,037	0	87,264	0

Total	266,119	352,883	885,338	1,033,601

General and administrative expenses refunded to the Managing Member and its affiliates	0	57,279	0	0

Total	$266,119	$410,162	$885,338	$1,033,601

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	RELATED PARTIES (CONTINUED)

Expenses payable to Kenmar Preferred and its affiliates ($30,979 and $14,332 of which are included in accrued expenses payable on the condensed statements of financial condition) as of September 30, 2011 and December 31, 2010 were $45,312 and $63,821, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of September 30, 2011 and December 31, 2010 are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments.

The following presents the fair value of derivative contracts at September 30, 2011 and December 31, 2010. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	September 30, 2011			December 31, 2010
Description	Assets	Liabilities	Net	Assets	Liabilities	Net
Futures Contracts	$886,120	$(680,348)	$205,772	$1,116,766	$(419,044)	$697,722
Forward Contracts	1,004,447	(1,110,819)	(106,372)	1,048,765	(839,591)	209,174
Option Contracts	775	(1,560)	(785)	105	(230)	(125)

Total gross fair value of derivatives	$1,891,342	$(1,792,727)	$98,615	$2,165,636	$(1,258,865)	$906,771

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Third Quarter 2011 and 2010 and Year-To-Date 2011 and 2010 is as follows:

	Trading Revenue for the
Type of Instrument	Third Quarter 2011*	Third Quarter 2010	Year-To-Date 2011*	Year-To-Date 2010
Commodities Contracts	$353,228	$57,960	$301,885	$10,447
Currencies Contracts	(91,050)	33,963	(29,709)	806,349
Interest Rate Contracts	1,735,851	1,232,530	1,498,146	2,715,920
Stock Indices Contracts	(1,000,720)	(441,053)	(1,154,350)	(958,823)
Purchased Options on Futures Contracts	1,098	(1,310)	(305)	(3,630)
Written Options on Futures Contracts	(955)	2,730	1,725	7,135
Forward Currency Contracts	(647,207)	234,335	(762,802)	234,335

Total	$350,245	$1,119,155	$(145,410)	$2,811,733

Condensed Statements of Operations
Realized	$129,633	$147,630	$662,596	$1,679,542
Change in unrealized	220,612	971,525	(808,006)	1,132,191

Total	$350,245	$1,119,155	$(145,410)	$2,811,733

*	Excludes income from investments in securities.

For the Third Quarter and Year-To-Date 2011, the total number of closed futures contracts was approximately 8,444 and 30,303, respectively, the total number of closed option contracts was 6 and 20, respectively, and the average monthly notional value of forwards contracts closed was approximately $602,941,342 and $593,913,270, respectively.

For the Third Quarter and Year-To-Date 2010, the total number of closed futures contracts was approximately 7,105 and 10,284, respectively; the total number of closed option contracts was 6 and 28, respectively, and the average monthly notional value of forwards contracts closed was approximately $286,724,221 and $95,574,740, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures, options and forward contracts closed and settled in cash during the Third Quarter 2011 and 2010 and Year-To-Date 2011 and 2010.

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

Credit Risk (Continued)

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2011 and December 31, 2010, such segregated assets totaled $3,607,740 and $4,194,353, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $108,856 and $(12,380) at September 30, 2011 and December 31, 2010, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2011, all open futures contracts mature within fifty-one months.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and nine months ended September 30, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	Member	Member
Total Return:(1), (4)

Total return before incentive fee	(1.37)%	(6.72)%
Incentive fee	(0.16)%	(0.15)%

Total return after incentive fee	(1.53)%	(6.87)%

Ratios to average net asset values:

Expenses prior to incentive fee(2)	9.62%	10.18%
Incentive fee(1)	0.17%	0.18%

Total expenses and incentive fee	9.79%	10.36%

Net investment loss(2), (3)	(8.99)%	(8.88)%

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010

	Individual	Series E(5)	Individual	Series E(5)
Total Return: (1), (4)

Total return before incentive fees	0.78%	2.57%	3.65%	2.57%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	0.78%	2.57%	3.65%	2.57%

Ratios to average net asset value:

Expenses prior to incentive fee (2)	10.40%	3.32%	9.83%	3.32%
Incentive fees (1)	0.00%	0.00%	0.00%	0.00%

Total expenses and incentive fee	10.40%	3.32%	9.83%	3.32%

Net investment loss (2), (3)	(10.35)%	(3.27)%	(9.79)%	(3.27)%

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

From October 1, 2011 through November 10, 2011, there were estimated redemptions of $502,926; effective October 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2011 (“Third Quarter 2011”) includes forward-looking statements that reflect the current expectation of Kenmar Preferred Investments Corp., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

KMP Futures Fund I LLC (the “Registrant”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Registrant will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Registrant (the “Operating Agreement”). The Registrant was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Registrant is December 31.

Kenmar Preferred Investments Corp. (“Kenmar Preferred” or “Managing Member”) is the managing owner of each of the Registrant’s members, is the Managing Member of the Registrant, and has been delegated administrative authority over the operations of the Registrant.

As of January 1, 2009, the Registrant had three members: Diversified Futures Trust I (“Member DFT I”) Futures Strategic Trust (“Member FST”), and Kenmar Global Trust (“Member KGT”). On April 1, 2009 World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) received a voting membership interest in the Registrant. Member DFT I, Member FST, Member KGT, Member Series D, Member Series F, are collectively (the “Members”). Effective September 30, 2009, Member KGT fully redeemed from the Registrant.

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve Member DFT I, Member FST, Member Series D and Member Series F effective close of business on December 31, 2009. Kenmar Preferred also converted the Registrant from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Registrant. Investors in the Members who elected not to redeem their Interest at December 31, 2009 received a pro rata distribution of their Interest in the Registrant on December 31, 2009 and replaced it with a direct ownership Interest in the Registrant beginning January 1, 2010.

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

Effective November 12, 2009, the Registrant became a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Registrant became subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

On July 1, 2010, World Monitor Trust II-Series E (“Series E”) contributed all of its assets into the Registrant and received a voting membership interest.

On July 30, 2010, pursuant to Section 13.1(h) of the Trust Agreement of World Monitor Trust II, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Series E, determined to dissolve Series E effective as of the close of business on September 30, 2010 (date of termination). Investors in Series E who elected not to redeem as of September 30, 2010 (date of termination) received a pro rata distribution of their interest in Series E on September 30, 2010 (date of termination) and replaced it with a direct ownership interest in the Registrant on October 1, 2010.

On December 1, 2010, Member KGT became a member of the Registrant and received a voting membership interest in the Registrant. On December 10, 2010, pursuant to Member KGT’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member KGT, determined to dissolve Member KGT effective as of the close of business on December 31, 2010 (date of termination).

Investors in Member KGT who elected not to redeem as of December 31, 2010 (date of termination) received a pro rata distribution of their interest in Member KGT on December 31, 2010 (date of termination) and replaced it with a direct ownership interest in the Registrant on January 1, 2011. Subsequent to the liquidation of Member KGT on December 31, 2010 (date of termination), the payables to and receivables from KGT were amalgamated. Final liquidation payments were made to Member KGT in February 2011.

Series E and Member KGT, filed with the SEC on October 5, 2010 and January 6, 2011, respectively, to de-register their respective interests under Section 12(g) of the Securities Exchange Act of 1934. Series E and Member KGT are no longer subject to the reporting requirements of the SEC and the CFTC upon their dissolution on September 30, 2010 and December 31, 2010, respectively.

The Registrant is a reporting company pursuant to the Exchange Act. Moreover, as a commodity pool, The Registrant is subject to the record keeping and reporting requirements of the CFTC and the NFA.

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

The Registrant’s potential for aggressive capital growth arises from the profit possibilities offered by the global futures, forward and options markets and the skills of the professional trading organization(s) selected to manage the assets of the Registrant. The fact that the Registrant can profit from both rising and falling markets adds an element of profit potential that is not present in long-only strategies. However, the Registrant can also incur losses from both rising and falling markets that adds to the risk of loss. In addition to its profit potential and risk of loss, the Registrant also could help reduce the overall volatility, or risk, of a portfolio. By investing in markets that operate independently from U.S. stock and bond markets (and therefore, may be considered as non-correlated), the Registrant may provide positive returns even when U.S. stock and bond markets are experiencing flat to negative performance and may provide negative returns even when U.S. stock and bond markets are experiencing flat to positive performance. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between the Registrant and U.S. stock and bond markets.

The managing member makes no guarantee that the investment objectives for the Registrant will be achieved.

Past performance is not necessarily indicative of future results.

Managing Member and its Affiliates

The Managing Member’s predecessor and affiliates have been sponsoring and managing single and multi-advisor funds for over two decades. The principal office of the Registrant is c/o Kenmar Preferred Investments Corp., 900 King Street, Suite 100, Rye Brook, New York 10573. The telephone number of the Registrant and the Managing Member is (914) 307-7000.

The Managing Member has substantial experience in selecting and monitoring trading advisors, asset allocation and overall portfolio design using quantitative and qualitative methods.

The Managing Member monitors the trading activity and performance of the trading advisors and adjusts the overall leverage at which the Registrant trades. The commitment of the Registrant to the trading advisors may exceed 100% of the Registrant’s total equity if the Managing Member decides to strategically allocate notional equity to such trading advisors. This may result in increased profits or larger losses than would otherwise result. There likely will be periods in the markets during which it is unlikely that the trading advisors will be profitable. By having the ability to leverage the Registrant’s market commitment to below its actual equity during such periods, the Managing Member could help preserve capital while awaiting more favorable market cycles. The Managing Member currently does not intend to use notional equity.

The Managing Member also performs ongoing due diligence with respect to the trading advisors. If the Managing Member determines that the trading advisors have departed from its program or stated trading methodology or has exceeded its stated risk parameters, the Managing Member, on behalf of the Registrant, will take such actions as it deems appropriate, which may include terminating the trading advisors. Similarly, if the Managing Member’s ongoing due diligence leads the Managing Member to determine that it is in the best interests of the Registrant to add an additional trading advisor; it will do so in its sole discretion. If the Managing Member concludes, based upon its perception of market or economic conditions, that it is appropriate to allocate assets of the Registrant to a different trading program run by the trading advisors, it will do so. The Managing Member may select a replacement if any of the trading advisors resign or are terminated, or may select additional advisors at its discretion.

The Trading Advisors

Trading for the Registrant is directed by Winton Capital Management Limited (“Winton”) pursuant to its Diversified Program and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program (collectively Winton and Graham are referred to as the ‘Trading Advisors”).

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

On July 31, 2007, a company affiliated with Goldman Sachs International purchased a 9.99 per cent shareholding interest in Winton. This shareholding is currently held by Goldman Sachs Petershill Non-U.S. Master Fund, L.P. (the “GS Shareholder”), a fund managed by Goldman Sachs Asset Management International. The GS Shareholder is not involved in the day-to-day management of Winton but, pursuant to a shareholders’ agreement, has the right to approve certain limited matters relating to Winton’s operations.

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

Isaac Finkle is Chief Legal Officer of Graham. He joined the Manager in May 2003 and became registered as an associated person of Graham effective April 16, 2004 and listed as a principal on June 5, 2007. As Chief Legal Officer, he oversees the legal aspects related to the firm’s futures activities. Mr. Finkle received a J.D. from New York University School of Law in 1985, a Ph.D. from the University of Pennsylvania in 1998 specializing in sociological theory, and a B.A. with honors in philosophy from Haverford College in 1973.

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

The Futures Clearing Broker

UBS Securities LLC serves as futures clearing broker to the Registrant. In its capacity as futures clearing broker, UBS Securities executes and clears the Registrant’s futures and options transactions and performs certain administrative services for the Registrant.

The Foreign Exchange Prime Broker

UBS AG Inc. serves as foreign exchange prime broker to the Registrant. In its capacity as foreign exchange prime broker, UBS AG clears the Registrant’s foreign exchange forward transactions and performs certain administrative services for the Registrant.

The Administrator

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability company located at 33 West Monroe – Suite 1000, Chicago, IL, USA, 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240., was the administrator of the Registrant and provided certain administration and accounting services pursuant to the terms of a Services Agreement with the Registrant dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum.

Effective May 31, 2011, the Registrant replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company located at 1 South Road, Harrison, NY, USA, 10528 as administrator and AlphaMetrix 360, LLC Services Agreement with the Registrant was terminated effective close of business on May 31, 2011.

The Administrator performs or supervises the performance of services necessary for the operation and administration of the Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above. “Administrator” refers to Spectrum, AlphaMetrix 360, LLC, or GlobeOp depending on the applicable period discussed.

Fees and Expenses

Management Fee

Beginning January 1, 2010, the Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of the Registrant as of the beginning of the month, See Note 3 of the Registrant’s 2010 Annual Report filed as an exhibit to the Registrant’s Form 10-K.

“Net Asset Value” is the total assets in the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

Effective January 1, 2011, the Registrant pays a monthly administrative fee to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, for risk management and related services with respect to monitoring the Trading Advisors.

Trading Advisors’ Fees

The Registrant pays Winton and Graham monthly management fees at an annual rate of 1.5% (2% prior to 10/1/10) and 2% respectively, of their Managed Accounts’ allocated assets as defined in their respective Trading Advisory Agreements.

The Registrant pays each Winton and Graham an incentive fee equal to 20% and 22%, respectively, of the New High Net Trading Profits (defined below) generated by each Trading Advisor, including realized and unrealized gains and losses, as of the close of business on the last day of each calendar quarter. The incentive fees will be paid quarterly in arrears.

“New High Net Trading Profits” (for purposes of calculating an Trading Advisor’s incentive fees) will be computed as of the close of business of the last day of each calendar quarter, or the Incentive Measurement Date, and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

Through December 31, 2009, the Trading Advisors’ incentive fees were calculated at the Member level. Beginning January 1, 2010, the Trading Advisors’ incentive fees have been calculated at the Registrant level. The Managing Member has determined that any difference in each Member’s loss carryforward in the Registrant as of December 31, 2009 was immaterial. As such, to reduce administrative costs, the Managing Member determined to allocate the loss carryforward equally based on each Member’s pro rata interest in the Registrant as of December 31, 2009.

Brokerage Commissions and Fees

The Registrant pays to the clearing brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant’s trading activities. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Member on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, The Registrant’s pro rata share of the expenses of any Access Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Access Funds, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) Registrant meetings and preparing, printing and mailing of proxy statements and reports to Members, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

Extraordinary Fees and Expenses

The Registrant pays all its extraordinary fees and expenses, if any, and its allocable portion of all extraordinary fees and expenses of the Registrant generally, if any, as determined by the Managing Member. Extraordinary fees and expenses are fees and expenses that are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Extraordinary fees and expenses shall also include material expenses that are not currently anticipated obligations of the Registrant or of managed futures funds in general, such as the payment of partnership taxes or governmental fees associated with payment of such taxes. Routine operational, administrative and other ordinary expenses will not be deemed extraordinary expenses. Any fees and expenses imposed on the Registrant due to the status of an individual shall be paid by such individual or the Registrant, not the Managing Member.

Expense Cap

Beginning January 1, 2010, brokerage commissions and fees, routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s) and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2010 Annual Report filed as an exhibit to the Registrant’s Form 10-K. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

Redemption Charge

There is no redemption charge in respect of Interests.

Competition

The Registrant competes with other private and publicly offered commodity pools, as well as other alternative investments such as REITs and oil and gas limited partnerships and hedge funds. The Registrant operates in a competitive environment in which it faces several forms of competition, including, without limitation:

•	The Registrant competes with other commodity pools and other investment vehicles for investors.

•	The Trading Advisor may compete with other traders in the markets in establishing or liquidating positions on behalf of the Registrant.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2010 (the “Registrant’s 2010 Annual Report”), which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Member to make judgments, estimates and assumptions in connection with the preparation of the Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Member has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2010 Annual Report filed as an exhibit to the Registrant’s Form 10-K.

The valuation of the Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with the Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Member are final and conclusive as to all of the Registrant’s Members. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

The Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Condensed Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in public mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by LME, CME, and ICE exchanges, as well as Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s investments at September 30, 2011, $205,772 or 208.66% of the Registrant’s investments are classified as Level 1 and $(107,157) or (108.66)% as Level 2. Of the Registrant’s investments at December 31, 2010, $23,095,206 or 99.10% of the Registrant’s investments are classified as Level 1 and $209,049 or 0.90% as Level 2. There are no Level 3 investments at September 30, 2011 or December 31, 2010.

The Managing Member has determined that it is in the best interest of the Registrant to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations. At the end of each month, the Managing Member will be paid 1/12 of 50% (a 50% annual rate) of the first 1% of the returns earned on its investment of non-margin assets. The Registrant will be credited with all additional returns earned on the Registrants investment of non-margin assets.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Registrant’s financial statements and disclosures, if any, is currently being assessed.

Liquidity and Capital Resources

The Registrant commenced operations on January 1, 2007. Contributions were raised and redemptions paid through new members’ investments in and redemptions out of the aggregate trading vehicle through December 31, 2009. Beginning January 1, 2010, individual members may redeem from the direct investment vehicle. Interests in the Registrant may be redeemed on a monthly basis.

Subscriptions and Redemptions

Third Quarter 2011

Subscriptions of Interests for the Third Quarter 2011 were $0. Redemptions of Interests for the Third Quarter 2011 were $1,570,289.

Third Quarter 2010

Subscriptions of Interests for the Third Quarter 2010 were $12,170,845. Redemptions of Interests for the Third Quarter 2010 were $13,070,531.

Liquidity

A portion of the Registrant’s net assets has been held in cash, which was used as margin for trading in commodities. In as much as the sole business of the Registrant is to trade in commodities, The Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since the Registrant’s business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 of the Registrant’s 2010 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in a material way.

Capital Resources

The Registrant does not intend to raise additional capital through the sale of Interests offered or through any borrowing. Due to the nature of the Registrant’s business, the Registrant does not contemplate making capital expenditures. The Registrant does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Interests in the future will affect the amount of funds available for investments in futures interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Interests. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Registrant’s capital resource arrangements at the present time.

Market Overview

Following is a market overview for Third Quarter 2011 and Third Quarter 2010:

Third Quarter 2011

The third quarter of 2011 brought the most significant risk aversion in financial markets since late 2008. The circumspection that reared its head in the second quarter mushroomed in the third quarter as the next leg of the European crisis unfolded and was compounded by growing indications of a sharp deceleration in global economic activity. The latest episode of the Eurozone crisis brought forth new complications as the sovereign debt problem spread to more countries placing increased stress on the fragile banking system and making it difficult for policymakers to come up with quick fixes. US GDP growth in the second quarter came in at a disappointing 1.33%, annual rate, and the first quarter growth was revised down to a 0.36%, annual rate. Data released so far for the third quarter indicates a modest pickup in GDP growth. Meanwhile, job growth slowed sharply in the third quarter and the unemployment rate stubbornly remained above the 9% mark. The housing market remained in the doldrums. Global economic data was even weaker with Europe leading the way and emerging markets also showing signs of significant slowdown.

Treasuries experienced their biggest rally since the fourth quarter of 2008 as confidence in the economic recovery faltered and concerns about Eurozone fueled safe haven demand. The 10-year yield easily breached the 2008 low, broke the 2% mark, and fell to its lowest level in six decades. The yield plunged by 126 basis points to end the quarter at 1.9%. The 30- year yield also fell sharply, by 148 basis points, to end the quarter at 2.9%. The 5-year experienced a substantial rally, although the yield curve flattened noticeably. The yield on the 5-year note fell 80 basis points to 0.96%. The two year yield declined to 25 basis points, the lowest on record. The Fed made two moves during the quarter—one announcing its intentions to keep interest rates low until 2013 and the other announcing the so-called Operation Twist. The European Central Bank maintained status quo on rates even as it intensified its firefighting by stepping up its purchase of Italian and Spanish government bonds. The Bank of England continued to be divided over elevated inflation but the fragile and stalling economy prevented any action. The Bank of Japan kept key rates unchanged throughout the quarter as well.

The greenback experienced a rally resulting from the euro’s travails and the global flight to safety. The Dollar Index surged 5.7% and rose to its highest level since early 2011. The euro fell 7.4%, its biggest quarterly decline since the second quarter of 2010. The Swiss franc reversed its meteoric climb as the Swiss Central Bank intervened to cap the franc’s rise against the euro. The British pound was more subdued but still declined 2.76% against the greenback. Not surprisingly, the Japanese yen appreciated 4.46% amid global risk aversion. Declining commodity prices, fears about Chinese slowdown, and the global risk aversion dented the Australian and Canadian dollars, which dropped 9.2% and 7.8%, respectively.

US equities suffered their biggest quarterly loss since the fourth quarter of 2008. The declines were broad-based. Financial and transportation led the way down. The DowSM, the S&P 500®, and the Nasdaq® declined approximately 12.1%, 13.9% and 12.9%, respectively for the quarter. European stocks fared much worse. The STOXX 600®, a broad measure of European equities, plunged 23.3%, in dollar terms. The CAC, the DAX® and the FTSE 100® closed the quarter with losses of approximately 25.4%, 25.1%, and 13.7%, respectively. Asian markets were hard hit as well. The Nikkei declined 11.4%, the Hang Seng dropped 21.5%, and the Kospi® fell 15.8%. The Australian All Ordinaries Index declined 12.7%.

Commodities slipped for the second consecutive quarter as global industrial activity appeared to be decelerating and the risks of US and European recession loomed larger and fears of a hard landing in China gained some credence. While much of the commodity complex declined during the quarter, gold, lean hogs, live cattle, and wheat were the notable exceptions. Crude fell 17.2% during the quarter and heating oil declined 4.7%. Gasoline dropped 4.6%. Natural gas declined 14.1%.

Gold breached the $1,900 mark during the quarter but fell sharply in September, paring the gains to 9.2% for the quarter. Silver declined 10.9%. Base metals were hit hard. Copper, zinc, aluminum, and nickel recorded declines of 26.8%, 21.4%, 13.8%, and 23.5%, respectively.

Grains were among the better performers within the commodity complex and their losses were largely restricted to September when the financial markets exhibited symptoms of liquidity squeeze. Wheat actually gained 1.1%, while corn and soybean declined 5.3% and 10.2%, respectively. Cotton continued to correct sharply, falling 26.5%. Lean hogs and live cattle bucked the trend within commodities and in the broader financial markets by registering solid gains of 12.6% and 7.3%, respectively.

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

Sector Performance

Due to the nature of the Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which the Registrant’s assets were allocated as of the Third Quarter 2011 and 2010, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded for the Third Quarter 2011 and 2010.

Third Quarter 2011

As of September 30, 2011, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	31.74%

Energies	16.09%

Grains	6.44%

Indices	15.13%

Interest Rates	23.26%

Meats	0.50%

Metals	4.69%

Tropicals	2.15%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for Third Quarter 2011 were as follows:

Currencies: (-) The Registrant experienced the majority of its losses in the Australian and Canadian dollars. The majority of its gains were incurred in the Swiss franc and Japanese yen.

Energies: (-) The Registrant experienced the majority of its losses in gasoline, heating oil and brent crude. Gains were generated from natural gas.

Grains: (-) The Registrant experienced most of its losses in corn and soybeans. Small gains were generated in wheat and soybean oil.

Indices: (-) The Registrant experienced losses in the S&P 500® Mini Index, the Nikkei and NASDAQ 100 and the Dow Jones Industrial Average. Small gains were incurred in the DJ STOXX® and the S&P TSE 60® Index.

Interest Rates: (+) The Registrant experienced the majority of its gains in Treasury Notes, Treasury Bonds, the London Gilt and the German Bund. Small losses were incurred in the Aussie Bank Bill.

Meats: (-) The Registrant experienced the majority of its losses in live cattle and live hogs.

Metals: (+) The Registrant experienced the majority of its gains in gold, aluminum, copper and nickel. Losses were realized in silver and lead.

Tropicals: (-) The Registrant experienced the majority of its losses in cocoa and coffee. Small gains were generated in sugar.

Third Quarter 2010

As of September 30, 2010, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	30.99%

Energies	13.53%

Grains	3.00%

Indices	29.69%

Interest Rates	16.52%

Meats	0.28%

Metals	5.09%

Tropicals	0.90%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for Third Quarter 2010 were as follows:

Currencies: (+) The Registrant experienced a majority of its gains in the Australian dollar, Japanese yen, South African rand and Swiss franc. The majority of its losses were incurred in the euro, British pound and Canadian dollar.

Energies: (-) The Registrant experienced a majority of its gains in natural gas. The majority of its losses were incurred in Brent crude, crude oil, gas oil, reformulated gasoline and heating oil.

Grains: (-) The Registrant experienced gains in cotton and soybeans. The majority of its losses were incurred in bean oil, corn and wheat.

Indices: (-) The Registrant experienced gains in the Dow Jones Industrial Average and the Nasdaq. The majority of its losses were incurred in the CAC, DAX, DJ STOXX, Ibex Plus and the S&P 500.

Interest Rates: (+) The Registrant experienced a majority of its gains in US Treasuries, German Bund, Eurodollar, Japanese Governmental Bonds and the London Gilt. The majority of its losses were incurred in Euribor Liffe and German 2-Year bonds.

Meats: (+) The Registrant experienced gains in live hogs and cattle.

Metals: (+) The Registrant experienced in gold, silver, nickel, copper, lead and aluminum. Losses were realized in zinc.

Softs: (+) The Registrant experienced gains in coffee. The majority of its losses were incurred in cocoa and sugar.

Results of Operations

Third Quarter 2011

The Net Asset Value of the Registrant as of September 30, 2011 was $29,283,202, a decrease of $2,001,499 from the June 30, 2011 Net Asset Value of $31,284,701. The Registrant’s average net asset level during the Third Quarter 2011 was approximately $30,652,000. The Registrant’s average net assets decreased during the Third Quarter 2011 in comparison to the Third Quarter 2010 decreased by approximately $2,839,000, primarily due the net effect of redemptions and negative trading performance in 2011.

The Registrant’s performance for the Third Quarter 2011 was (1.53)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s trading gains before commissions and related fees for the Third Quarter 2011 were approximately $309,000.

Dividend income for the Third Quarter 2011 was approximately $46,000, an increase of approximately $46,000, as compared to the Third Quarter 2010, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, see Note 4 of the Registrant’s 2010 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Commissions and other transaction fees for the Third Quarter 2011 were approximately $41,000, an increase of approximately $18,000 as compared to the Third Quarter 2010, primarily due to increased trading volumes.

Trading Advisors’ management fees for the Third Quarter 2011 were approximately $135,000, a decrease of approximately $33,000 as compared to the Third Quarter 2010, primarily due to the decreased average net asset levels described above.

Management Fees to the Managing Member for the Third Quarter 2011 were approximately $200,000, a decrease of approximately $123,000 as compared to the Third Quarter 2010, primarily due to the change in service fee structure as discussed in Note 6 of the Registrant’s Condensed Financial Statements, attached herein.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the trading advisory Agreements between the Registrant and the Trading Advisors. Incentive fees for the Third Quarter 2011 were approximately $51,000.

ClariTy Managed Account fees for the Third Quarter 2011 were approximately $19,000, an increase of approximately $19,000 as compared to the Third Quarter 2010, as the Registrant started paying a fee to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, in January 2011. For a further discussion of this fee, see Note 9 of the Registrant’s 2010 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Service Fees for the Third Quarter 2011 were approximately $266,000, an increase of approximately $266,000 as compared to the Third Quarter 2010, primarily due to the change in fee structure discussed in Note 6 of the Registrant’s Condensed Financial Statements, attached herein.

Managing Member interest earned on investment funds for the Third Quarter 2011 were approximately $13,000, an increase of approximately $13,000 as compared to the Third Quarter 2010, as the Managing Member started earning interest on the return of the investment of non-margin assets in January 2011. For a further discussion of this fee, see Note 9 of the Registrant’s 2010 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Third Quarter 2011 were approximately $61,000.

Third Quarter 2010

The Net Asset Value of the Registrant as of September 30, 2010 was $21,498,545, a decrease of $434,854 from the June 30, 2010 Net Asset Value of $21,933,399, as investors in Member Series E who elected not to redeem their Interest at September 30, 2010 received a pro rata distribution of their Interest in the Registrant on September 30, 2010 and replaced it with a direct ownership interest in the Registrant as of October 1, 2010. Direct ownership interest in the Registrant as of October 1, 2010 totaled $11,861,650. The Registrant’s average net asset level during the Third Quarter 2010 was approximately $33,491,000. The Registrant’s average net assets increased during the Third Quarter 2010 in comparison to the Third Quarter 2009 by approximately $7,552,000, primarily due to positive trading performance and the additions from Member Series E on July 1, 2010.

The Registrant’s performance for Member and Member Series E’s for the Third Quarter 2010 was 0.78% and 2.57%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s trading gains before commissions and related fees for the Third Quarter 2010 were approximately $1,119,000.

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

Management Fees for the Third Quarter 2010 were approximately $323,000, an increase of approximately $323,000 as compared to the Third Quarter 2009, primarily due to the change in structure discussed above. See Note 1 and Note 3 of the Registrant’s 2009 Annual Report for a further discussion of the change in structure.

During the Third Quarter 2010 no incentive fees were earned, as the fund’s incentive fee calculation did not exceed the previous high water mark on which the Trading Advisor’s were paid an incentive fee.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Third Quarter 2010 were approximately $88,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2011.

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

The Registrant’s contractual obligations are with the Managing Member, the Trading Advisor and its commodity broker. Management fees payable by the Registrant to the Trading Advisor and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of the Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statements of Financial Condition, therefore a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3 and 4 to the Registrant’s 2010 Annual Report filed as an exhibit to the Registrant’s Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Past Results Not Necessarily Indicative of Future Performance

The Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of the Registrant’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Registrant’s main line of Market movements result in frequent changes in the fair market value of the Registrant’s open positions and, consequently, in its earnings and cash flow. The Registrant’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Registrant’s open positions and the liquidity of the markets in which it trades.

The Registrant rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular futures market scenario will affect performance, and the Registrant’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Registrant’s speculative trading and the recurrence in the markets traded by the Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Registrant’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that the Registrant’s losses in any market sector will be limited to Value at Risk or by the Registrant’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Registrant’s market sensitive instruments.

Quantifying the Registrant’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding The Registrant’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. as amended (the “Exchange Act”)).

Registrant’s risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk. Due to the Registrant’s mark-to-market accounting, any loss in the fair value of the Registrant’s open positions is directly reflected in the Registrant’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of the Registrant), the margin requirements for the approximate estimated equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, estimated dealers’ margins have been used.

In quantifying the Registrant’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Registrant’s positions are rarely, if ever, 100% positively correlated have not been reflected.

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector at September 30, 2011 and December 31, 2010. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At September 30, 2011 and December 31, 2010, the Registrant had total capitalizations of approximately $29 million and $33 million, respectively.

	September 30, 2011		December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$584,466	2.00%	$424,425	1.27%
Currencies	797,470	2.72%	992,009	2.98%
Commodities	750,227	2.56%	684,758	2.06%
Stock indices	380,186	1.30%	1,118,480	3.36%

Total	$2,512,349	8.58%	$3,219,672	9.67%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for Third Quarter 2011 and 2010 based upon the Registrant’s total average capitalization of approximately $31 million and $30 million, respectively.

	Third Quarter 2011		Third Quarter 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$686,167	2.24%	$849,146	2.79%
Currencies	1,214,786	3.96%	$1,074,067	3.53%
Commodities	906,581	2.96%	$988,112	3.25%
Stock indices	537,849	1.75%	$661,715	2.17%

Total	$3,345,383	10.91%	$3,573,039	11.74%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by the Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of the Registrant. The magnitude of the Registrant’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Registrant give no indication of this “risk of ruin.”

Non-Trading Risk

The Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Member and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of the Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Registrant.

Based on trading value at risk at September 30, 2011, the Registrant experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2010. Decreases in trading value at risk were experienced in currencies and stock indices at September 30, 2011.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Member and the Trading Advisors, severally, attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Member attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Member monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Member shall automatically terminate the Trading Advisor if the Net Asset Value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Member may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of the Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At September 30, 2011, the Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Swiss Franc, Hong Kong dollar, South Korean won, Japanese yen, Swedish krona, New Zealand dollar, Singapore dollar, Australian dollar and Canadian dollar.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating the Registrant’s disclosure controls and procedures, the Managing Member recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can prove absolute assurance that all control issues and instances of fraud, if any, within the Registrant have been detected.

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during Third Quarter 2011. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of September 30, 2011, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2011 to September 30, 2011, the Registrant sold Interests which resulted in aggregate proceeds to the Registrant of $4,412.339.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1

Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2

Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3

Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1

Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2

Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3

Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4

Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5

FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6

ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7

Amendment to ISDA Maser Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8

Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9

Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.10	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and KMP Futures Fund I LLC (filed herewith)

10.11	Middle/Back Office Services Agreement entered into as of January 27, 201, by and between GlobeOp Financial Services LLC, KMP Futures Fund I LLC and Kenmar Preferred Investments Corp. (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.,
its Managing Member

	By:	/s/ Kenneth A. Shewer		Date: November 10, 2011
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: November 10, 2011
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)