Form 10-K
period 2011-12-31
KMP Futures Fund I LLC
filed 2012-03-23
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(914) 307-7000

(Registrant’s telephone number, including area code):

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The Registrant has no voting shares or public float. The value of Interests in the Registrant as of June 30, 2011 is $31,284,701.

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

On November 2, 2009, pursuant to each fund member’s Trust Agreement, the Managing Member determined to dissolve Member DFT I, Member FST, Member Series D and Member Series F effective close of business on December 31, 2009. Kenmar Preferred also converted the Registrant from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Registrant. Investors in the fund members who elected not to redeem their interest at December 31, 2009 received a pro rata distribution of their interest in the Registrant on December 31, 2009 and replaced it with a direct ownership interest in the Registrant beginning January 1, 2010.

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

On July 1, 2010, World Monitor Trust II-Series E (“Member Series E”) contributed all of its assets into the Registrant and received a voting membership interest. Member Series E together with Member DFT I, Member FST, Member KGT, Member Series D, Member Series F, and subsequent to the dissolution of each of the fund members, the investors holding interests in the Registrant, are collectively (the “Members” or the “Individual Members”).

On July 30, 2010, pursuant to Section 13.1(h) of the Trust Agreement of World Monitor Trust II, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member Series E, determined to dissolve Member Series E effective as of the close of business on September 30, 2010 (date of termination). Investors in Member Series E who elected not to redeem as of September 30, 2010 (date of termination) received a pro rata distribution of their interest in Member Series E on September 30, 2010 (date of termination) and replaced it with a direct ownership interest in the Registrant on October 1, 2010.

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

Investors in Member KGT who elected not to redeem as of December 31, 2010 (date of termination) received a pro rata distribution of their interest in Member KGT on December 31, 2010 (date of termination) and replaced it with a direct ownership interest in the Registrant on January 1, 2011. Subsequent to the liquidation of Member KGT on December 31, 2010 (date of termination), the payables to and receivables from Member KGT were amalgamated. Final liquidation payments were made to Member KGT in February 2011.

Member Series E and Member KGT, filed with the SEC on October 5, 2010 and January 6, 2011, respectively, to de-register their respective interests under Section 12(g) of the Securities Exchange Act of 1934. Member Series E and Member KGT are no longer subject to the reporting requirements of the SEC and the CFTC upon their dissolution on September 30, 2010 and December 31, 2010, respectively.

The Registrant is a reporting company pursuant to the Exchange Act. Moreover, as a commodity pool, The Registrant is subject to the record keeping and reporting requirements of the CFTC and the NFA.

Registrant’s Objectives

Registrant’s objectives are:

—	Significant profits over time;

—	Performance volatility commensurate with profit potential;

—	Controlled risk of loss; and

—

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

The Trading Advisors

Trading for the Registrant is directed by Winton Capital Management Limited (“Winton”) pursuant to its Diversified Program and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program (collectively Winton and Graham are referred to as the “Trading Advisors”), see Note 11 of Registrant’s 2011 Annual Report, attached hereto.

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

Robert G. Griffith is an Executive Vice President of the Trading Advisor, responsible for evaluating and implementing research-related initiatives. He joined the Trading Advisor in June 1994 and became registered as an associated person and listed as a principal of the Trading Advisor effective March 8, 1996. He received his B.B.A. in Management Information Systems from the University of Iowa in 1979.

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

Joshua D. Alpert is a discretionary trader of the Trading Advisor, specializing in equities with a focus on thematic macro investing. He became an Associated Person of the Trading Advisor effective June 2, 2011 and a Principal on September 1, 2011. Prior to joining the Trading Advisor in March 2011, Mr. Alpert was a portfolio manager at Moore Capital Management, L.P., an investment management firm, from February 2002 to March 2011. Mr. Alpert received a B.A. in Economics and International Relations from Tufts University in May 1996 and a M.B.A. from Columbia Business School in May 2001.

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

Christopher J. Marich is a discretionary trader of the Trading Advisor, specializing in energy commodity markets. He became an Associated Person of the Trading Advisor effective July 22, 2011 and a Principal on August 1, 2011. Prior to joining the Trading Advisor in April 2011, Mr. Marich worked as a commodity trader for the investment management firm, MBF Trading LLC, from January 2009 to December 2010. From June 2004 to January 2009, Mr. Marich worked as a proprietary energy trader for the investment bank, Goldman Sachs. He was between employment from January 2011 to March 2011. Mr. Marich received a B.A. in Business Management from Loyola University Maryland in May 2003.

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

The Administrator

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability company, was the administrator of the Registrant and provided certain administration and accounting services pursuant to the terms of a Services Agreement with the Registrant dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum.

Effective May 31, 2011, the Registrant replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, as administrator and AlphaMetrix 360, LLC Services Agreement with the Registrant was terminated effective close of business on May 31, 2011.

The Administrator performs or supervises the performance of services necessary for the operation and administration of the Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Registrant, including certain books and records required by CFTC Rule 4.23(a). Administrator” refers to Spectrum, AlphaMetrix 360, LLC, or GlobeOp depending on the applicable period discussed.

Fees and Expenses

Management Fee

Beginning January 1, 2010, the Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of the Registrant as of the beginning of the month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2011 (the “Registrant’s 2011 Annual Report”), which is filed as an exhibit hereto.

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

The Registrant pays Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined below.

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

Expense Cap

Beginning January 1, 2010, routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2011 Annual Report, which is filed as an exhibit hereto. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

Redemption Charge

There is no redemption charge in respect of Interests.

Competition

The Registrant competes with other private and publicly offered commodity pools, as well as other alternative investments such as REITs and oil and gas limited partnerships and hedge funds. The Registrant operates in a competitive environment in which it faces several forms of competition, including, without limitation:

—	The Registrant competes with other commodity pools and other investment vehicles for investors.

—	The Trading Advisor may compete with other traders in the markets in establishing or liquidating positions on behalf of the Registrant.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2011 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of December 31, 2011, is set forth under Items 6, 7, and 8 herein.

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

(4)	Importance of General Market Conditions to Profitability

General economic and business conditions may affect a Trading Advisor’s activities. The level and volatility of interest rates, the prices of investments and the extent and timing of investor participation in the financial markets for both equities and interest sensitive investments may affect the value of investments purchased by Registrant. Unexpected volatility or illiquidity in the markets in which Registrant, directly or indirectly, holds positions could impair Registrant’s ability to carry out its business or cause it to incur losses. Moreover, although there can be no assurance that they will, certain Trading Advisors trade profitably during periods when major price movements occur. Such movements generally occur in any given market only infrequently, and during periods of static or “whipsaw” markets it is unlikely that those Trading Advisors will achieve profits for Registrant.

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

(19)

Investors could incur substantial losses from trading in Foreign Markets by Registrant to which such investors would not have been subject had the Trading Advisors limited their trading to U.S. markets

Furthermore, because Registrant will make Net Asset Value determinations in U.S. dollars, with respect to trading on Foreign Markets, Registrant will be subject to the risk of fluctuation in the exchange rate between the local currency and dollars and to the possibility of exchange controls. Unless Registrant hedges itself against fluctuations in exchange rates between the U.S. dollar and the currencies in which trading is done on such Foreign Markets, any profits which Registrant might realize in such trading could be eliminated as a result of adverse changes in exchange rates and Registrant could even incur losses as a result of any such changes.

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

(27)	Derivation Instruments in General

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

(30)	Possible Default and Counterparty Risk

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

(32)	Investors Losses by a Trading Advisor Could Deplete All of the Assets of Registrant, Including Assets that Were Allocated for Management by Another Trading Advisor

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

(41)	Trading Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks through Offsetting Positions

The Trading Advisors trade entirely independently of each other. Trading Advisors may, from time to time, take opposite positions, eliminating any possibility that an investor that holds Interests may profit from these positions considered as a whole but incurring the usual expenses associated with taking such positions. The Trading Advisors’ programs may, at times, be similar to one another thereby negating the benefits of investing in more than one Trading Advisor by purchasing Interests, which may, in fact, increase risk. Two or more Trading Advisors may compete with each other to acquire the same position, thereby increasing the costs incurred by each of them to take such position. It is also possible that two or more Trading Advisors, although trading independently, could experience draw-downs at the same time, thereby negating the potential benefit associated with exposure to more than one Trading Advisor and more than one program. Registrant’s multi-advisor structure will not necessarily control the risk of speculative futures or forward trading. Multi-advisor funds may have significant volatility and risk despite being relatively diversified among trading advisors.

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

The Lehman Brothers bankruptcies in September 2008 led to widespread chaos in the global financial markets, as well as significant outright losses as numerous market participants found themselves in the position of general creditors of Lehman Brothers even in respect of assets which they had deposited with Lehman Brothers. The effects of the Lehman Brothers bankruptcies, as well as the ensuing events – including Bank of America’s acquisition of Merrill Lynch &, Co. Inc., Wells Fargo’s purchase of Wachovia, and Morgan Stanley & Co. Inc. and Goldman Sachs & Co., Inc. (as well as American Express Inc.) opting to become “bank holding companies” – led to a dramatic contraction in credit (including even inter-bank lending) and steep monetary losses in the financial sector. The ramifications of the Lehman Brothers bankruptcies are unlikely to be resolved for a number of years, but could be adverse to the prospects for Registrant and/or private investment funds in general. Moreover, the Lehman Brothers bankruptcies have demonstrated the systemic risks of any comparable failure. It is not possible to predict if or when one or more such failures might occur. Were this to happen, the results could be materially adverse to Registrant.

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

(58)	No Assurance of any of the Trading Advisor’s Continued Services to Registrant

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

The Interests are subject to fees and expenses for, among other things, the Managing Member’s Management Fee, and other Fund offering, administrative and operating expenses, among other expenses (including Administrator’s fee), and their share of the fees and expenses of Registrants. With the exception of incentive fees payable to the Trading

Advisors, all of the fees and expenses of Registrant and the Trading Advisors will be paid without regard to the profitability of Registrants or the Trading Advisors. Accordingly, it will be necessary for the Trading Advisors to make substantial trading profits to avoid depletion of Registrant’s assets. Registrant’s expenses thus may constitute a higher percentage of net assets than expenses associated with other investment products and entities that do not use a multi-manager approach.

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

In order to determine net profits and losses, the investment positions and other assets held by Registrant must be valued. In valuing Registrant’s assets, the Administrator will receive input from third parties (including pricing services, data providers, and Brokers) and generally will rely on such information in determining valuations. The Managing Member will review all valuations and calculations with the Administrator in accordance with Registrant’s valuation policies and procedures. Should these valuations prove to be incorrect, Registrant may experience losses.

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

Regulatory and Other Risks

(73)	Regulatory Chances or Actions May Alter the Nature of an Investment in Registrant

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

The performance of information included in this Memorandum is presented exclusively on a pre-tax basis.

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

Certain administrative services are provided by the Administrator. In addition, the Administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23 (a), at its offices located as specified above.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

ITEM 4.	Mine Safety Disclosures

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

There is no secondary trading market for the Interests, and none is likely to develop. Interests may be redeemed or transferred subject to the conditions imposed by the LLC Operating Agreement.

(b)	Holders

As of March 1, 2012, there were 1,266 holders of record owning 269,047.6495 Interests, which include 0 General Units (Managing Member Interests).

(c)	Dividends

The Managing Member has sole discretion in determining what distributions, if any, Registrant will make to Members. Registrant has never declared a dividend and does not intend to do so in the future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

(e)	Performance Graph

Not applicable.

(f)	Issuer Purchases of Equity Securities

The Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2011 through December 31, 2011.

(g)	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to December 31, 2011, Registrant sold Interests which resulted in aggregate proceeds to Registrant of $63,781,978.

Through December 31, 2011, Members acquired Interests through a private placement as follows:

Name of Member	Date of Acquisition	Value of Interest Acquired
Diversified Futures Trust I	January 1, 2007	$ 12,966,087
Diversified Futures Fund LP	January 1, 2007	$ 3,636,165
Kenmar Global Trust	January 1, 2007	$ 2,143,975
Futures Strategic Trust	April 1, 2007	$ 5,002,950
World Monitor Trust II – Series F	April 1, 2009	$ 14,195,000
World Monitor Trust II – Series D	April 1, 2009	$ 4,887,000
World Monitor Trust II – Series E	October 1, 2010	$ 12,170,845
Kenmar Global Trust	January 1, 2011	$ 4,412,339

In addition, as of September 30, 2009, Registrant served as an aggregate trading vehicle for the following funds: Diversified Futures Trust I; Futures Strategic Trust; World Monitor Trust II – Series D; and World Monitor Trust II – Series F (collectively, the “Feeder Funds”). Each Feeder Fund allocated 100% of its assets to Registrant. Effective close of business on December 31, 2009, the Managing Member (which also serves as the managing owner of each of the Feeder Funds) (i) terminated each Feeder Fund, (ii) mandatorily redeemed each investor’s units in the Feeder Funds, and (iii) made an in-kind distribution to each Feeder Fund investor of such investor’s pro rata interest in Registrant. As a result of these transactions, Registrant distributed $23,047,803 of Interests to investors in the Feeder Funds, and such Feeder Fund investors became direct investors in Registrant as of close of business on December 31, 2009. Effective July 1, 2010, World Monitor Trust II – Series E contributed all of its assets to Registrant in the amount of $12,170,845. Effective January 1, 2011, Kenmar Global Trust contributed all of its assets to Registrant in the amount of $4,412,339.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of Registrant. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 2 through 20, included in Registrant’s 2011 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Total revenues (including interest)	$(547,071)	$4,899,773	$(1,521,133)	$4,896,355	$4,139,076

Net income (loss)	$(3,856,719)	$2,378,492	$(2,411,477)	$3,483,344	$2,980,629

Total assets	$26,983,834	$38,373,750	$23,829,340	$19,702,356	$21,008,575

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Member has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2011 Annual Report, attached hereto.

The valuation of the Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the Registrant’s administrator, which obtains valuation data from independent third party data providers and compares those prices with the Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Member are final and conclusive as to all of the Registrant’s Members. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s investments at December 31, 2011, $8,968,114 or 98.57% of the Registrant’s investments are classified as Level 1 and $130,387 or 1.43% as Level 2. Of the Registrant’s investments at December 31, 2010, $23,095,206 or 99.10% of the Registrant’s investments are classified as Level 1 and $209,049 or 0.90% as Level 2. There are no Level 3 investments at December 31, 2011 or 2010.

The Managing Member has determined that it is in the best interest of the Registrant to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations. At the end of each month, the Managing Member will be paid 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. The Registrant will be credited with all additional returns earned on the Registrants investment of non-margin assets. For further discussion see Note 4 of Registrant’s 2011 Annual Report, which is filed as an exhibit herewith.

In January 2010, the FASB issued new guidance which amends the Fair Value Measurements and Disclosures Topic of the Codification to add new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. During the year ended December 31, 2011, there were no transfers into or out of Levels 1 and 2. The adoption of the relevant portions of the new guidance did not have a material impact on the Registrant’s financial statements.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Registrant’s financial statements and disclosures, if any, is currently being assessed.

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

Subscriptions and Redemptions

Year Ended December 31, 2011

Subscriptions of Interests for the year ended December 31, 2011 were $4,412,339. Redemptions of Interests for the year ended December 31, 2011 were $7,823,464.

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

Since the Registrant’s business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 of the Registrant’s 2011 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts.

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

Market Overview

Following is a market overview for the years ended December 31, 2011, 2010 and 2009:

Year Ended December 31, 2011

2011 was a tumultuous year for the economy and the financial markets. While it began on an optimistic note, by mid-year global economic conditions had started to show rapid deceleration. More importantly, the sovereign debt crisis in Europe took a turn for the worse and more euro area countries and banks came under siege from the financial markets. Meanwhile, U.S. policymakers wrangled over increasing the debt ceiling and the resulting brinkmanship took its toll on business and consumer confidence. While the U.S. debt ceiling was raised, the European drama continued until late in the year. Amid escalating crisis, European policymakers took a number of steps that failed to address market concerns. Ultimately, the European Central Bank (“ECB”) decided to offer banks 3-year refinancing under its long-term refinance operation (“LTRO”) and vastly broadened the list of eligible collateral. The ECB’s provision of unlimited lending calmed the markets and averted a 2008-style meltdown. Nonetheless, the European economy appeared to be headed for a recession. In contrast, the U.S. economy ended the final months of the year on a strong note amid growing optimism that the US would be able to withstand the problems emanating from Europe. The U.S. Federal Reserve (the “Fed’) did not embark on another round of quantitative easing, but undertook the so-called “operation twist,” whereby it bought longer-term Treasury securities and sold shorter-term paper. The ECB actually raised rates twice in the first half but was forced to reverse course in the second half. Moreover, there was a massive expansion in the ECB’s balance sheet following the LTRO. The Bank of England held rates steady but increased its asset purchase program.

While a double-dip recession was avoided, US economic performance was mixed. GDP growth averaged a modest 1.2% through the first three quarters of 2011. Corporate profit growth slowed. However, employment growth accelerated, with payrolls growing by 1.6 million during the year. Retail sales were solid, and motor vehicle sales reached 12.8 million. Although home prices continued to decline, housing construction and employment in construction showed clear signs of stabilizing.

US Treasuries were among the best performing asset classes in 2011, ending the year with the best gain since 2008. Yields fell across the curve, with rates along the curve up to 10 years falling to modern day record lows. The yield on the 10-year note fell below 2% and briefly touched below 1.7%, as the European crisis triggered a flight-to-safety and briefly threatened to sully even the safe-haven status of German bunds. The 10-year returned 16.1% for year and the 30-year, 34.5%. Two-year and five-year notes posted returns of 1.2% and 7.4%, respectively. The Fed kept rates unchanged throughout the year and also made a qualified commitment to keep rates low until mid-2013. As in 2008, the ECB raised rates, only to be forced to reverse course in short order. Across the developed world, central banks were either easing or moving toward easing as economic conditions weakened.

Currencies: The Dollar Index started off weak in 2011 but rallied strongly in the second half as the European crisis intensified. The US economic outperformance also boosted the dollar. The Dollar Index ended the year up 0.8%. The greenback posted against most major currencies, the yen being the notable exception. The dollar gained 3.1% against the euro, and rose 0.4% versus the British pound but declined 5.1% against the yen. The Australian dollar ended the year flat against the greenback while the Canadian dollar registered a 2.2% decline.

Energies: Crude oil had a see-saw year, rallying to end the year up 2.5%. US and OECD demand fell but emerging market demand continued to grow. Tensions in the Middle-East—Arab Spring earlier in the year and Iran tensions later in the year—helped keep fears of supply disruption at elevated levels. Reformulated gasoline outperformed crude, rising 9.3%, as strong exports helped offset falling domestic US demand. Heating oil posted a solid gain of approximately 4.2%. Natural gas declined for the fourth consecutive year, falling 19.5%.

Indices: Global equity performance in 2011 was generally poor, although the US markets managed to hold their own, with the Dow actually posting a moderate gain of 5.5%. Despite the huge fluctuations, the S&P 500 ended the year almost dead flat. The NASDAQ lost 1.8%. Equities across rest of the world suffered sharp losses. Unlike in 2010, Germany could not decouple from its European counterparts. The DAX fell 14.7%. The CAC posted a loss of 17.0%, while the FTSE lost 5.6%. Asian stocks experienced steep losses as well. The Nikkei declined 17.3%, as Japan reeled from the tsunami and the strong yen dented exports. The Kospi fell 11.0% and Hang Seng declined 20.0%. Australian All Ordinaries Index registered a loss of 15.2%.

Metals: Precious metals lost their sheen in 2011. Silver dropped 11.6%, although at one point during the year it had reached close to the $50/oz. level. Gold posted a 7.3% loss. Among the base metals, nickel stood alone, gaining 12.2%. Copper, aluminum, and zinc all posted losses in 2011.

Agriculturals: Agricultural commodities had a roller coaster year. Strong demand from emerging markets fueled a powerful surge early in the year, but that was not sustained in the face of better-than-expected crop reports. Nonetheless, grains ended the year with solid gains but soft commodities lost ground. Corn, wheat, and soybeans posted returns of 8.3%, 6.4%, and 6.7%, respectively. Cotton gained 4.3%.

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

While a catastrophe was avoided, the U.S. economic performance nonetheless turned out to be the worst in the postwar era. The U.S. economy lost 4.2 million jobs and the unemployment rate skyrocketed to cross the 10% threshold. The first six months of the year witnessed a massive 3.5 million in job losses. Motor vehicle sales plunged to their lowest level since 1981 and retail sales at one point during the year showed a 10% year-over-year decline. The household sector was in retrenchment mode, consumer credit suffered its steepest decline since WWII and overall household debt experienced its first decline since the record began in 1952. However, by mid-year, many of the indicators started to stabilize. Housing was the first to offer a glimmer of hope. New and existing home sales and housing starts bottomed in the first quarter. More importantly, the Case-Shiller Index reported that home prices rose for five consecutive months after the trough in February. Auto sales, initially boosted by the U.S. government’s cash-for-clunkers policy, settled at well above their lows. Toward year-end, even the employment situation displayed slight improvement.

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

Indices: Global equity performance in 2009 was a welcome and stark contrast to that of 2008. The year started off poorly, with the S&P 500 hitting a twelve-year low. At that point, the forty-year total return on the index fell below that of the ten-year bond for the first time. However, unnoticed by many, the dividend yield on the S&P 500 had edged up past the ten-year yield, something that had not occurred since the mid 1950s. From that trough, stocks staged their largest rally since the 1930s, led by financials. For the year as a whole, the S&P 500, Dow Jones Industrial Average and the NASDAQ gained approximately 23.5%,18.8% and 43.9%, respectively. In Europe, the DAX, CAC and FTSE experienced even larger rallies, posting gains of 23.9%,22.3% and 25.0%, respectively. Of the three majors in Asia, the Kospi and the Hang Seng surged powerfully, rising 49.7% and 52.0%, respectively, while the Nikkei posted a respectable 19.0% gain. Australia and New Zealand witnessed sharp gains as well. Emerging economy stocks as whole had a V-shaped recovery, the MSCI Emerging Market Index rose 66.2% for the year.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated for the years ended December 31, 2011, 2010 and 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2011, 2010 and 2009.

     Year Ended December 31, 2011

As of December 31, 2011, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	29.10%

Energies	9.22%

Grains	3.60%

Indices	7.53%

Interest Rates	27.06%

Meats	0.48%

Metals	20.85%

Tropicals	2.16%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for year ended December 31, 2011 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the euro. The majority of its losses were incurred in the Aussie dollar, Canadian dollar, and British pound.

Energies: (-) Registrant experienced a majority of its gains in natural gas. The majority of its losses were incurred in crude oil, heating oil, and brent crude.

Grains: (-) Registrant experienced gains in cotton. The majority of its losses were incurred in corn, soybeans, and bean oil.

Indices: (-) Registrant experienced gains in the Dow Jones Industrial Average, Nasdax, and Tokyo Stock Index. The majority of its losses were incurred in the S&P 500 Mini, Hang Seng, Nikkei, and Russell 2000 Mini.

Interest Rates: (+) Registrant experienced a majority of its gains in the U.S. 5-year treasury note, German 2-year bond, and Aussie 10-year bond. The majority of its losses were incurred in the Eurodollar and short sterling.

Meats: (-) Registrant experienced losses in live hogs and cattle.

Metals: (-) Registrant experienced gains in aluminum. Losses were realized in gold, high grade copper, and lead.

Softs: (+) Registrant experienced gains in cocoa and sugar. The majority of its losses were incurred in coffee.

Year Ended December 31, 2010

As of December 31, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	20.24%

Energies	8.69%

Grains	9.46%

Indices	34.17%

Interest Rates	12.88%

Meats	0.64%

Metals	11.32%

Tropicals	2.60%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for year ended December 31, 2010 were as follows:

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

Indices: (-) Registrant experienced gains in the DAX, Dow Jones Industrial Average and the Nasdaq. The majority of its losses were incurred in the CAC 40, DJ STOXX and Ibex Plus.

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

Trading results for the major sectors in which Registrant traded for year ended December 31, 2009 were as follows:

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

Results of Operations

Year Ended December 31, 2011

The Net Asset Value of Registrant as of December 31, 2011 was $25,989,227, a decrease of $7,267,844 from the December 31, 2010 Net Asset Value of $33,257,071, primarily due to the effect of investor redemptions and negative trading performance in 2011.

Registrant’s performance for the year ended December 31, 2011 was (11.90)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees for the year ended December 31, 2011 were approximately $(874,000).

Dividend income for the year ended December 31, 2011 was approximately $323,000, an increase of approximately $202,000 as compared to the year ended December 31, 2010, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds in late 2010. For a further discussion of these investments, See Note 2 of Registrant’s 2011 Annual Report, attached hereto.

Commissions and other transaction fees for the year ended December 31, 2011 was approximately $190,000, an increase of approximately $98,000 as compared to the year ended December 31, 2010 primarily due to increased trading volumes.

Trading Advisor’s management Fees for the year ended December 31, 2011 were approximately $557,000, an increase of approximately $7,000 as compared to the year ended December 31, 2010, primarily due to a change in structure of the Registrant during 2010.

Management fees to the Managing Member for the year ended December 31, 2011 was approximately $836,000 a decrease of approximately $662,000 as compared to the year ended December 31, 2010 primarily due to the change in fee structure discussed in Note 6 of the of the Registrant’s 2011 Annual Report, attached hereto.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the trading advisory Agreements between the Registrant and the Trading Advisors. Incentive fees for the year ended December 31, 2011 were approximately $60,000.

ClariTy Managed Account fees for the year ended December 31, 2011were approximately $81,000, an increase of approximately $81,000 as compared to the year ended December 31, 2010, as the Registrant started paying a fee to ClariTy in January 2011. For a further discussion of this fee, see Note 4 of the Registrant’s 2011 Annual Report, attached hereto.

Service Fees for the year ended December 31, 2011 were approximately $1,101,000, an increase of approximately $1,101,000 as compared to the year ended December 31, 2010, primarily due to the change in fee structure discussed in Note 6 of the of the Registrant’s 2011 Annual Report, attached hereto.

Managing Member interest earned on investment funds for the year ended December 31, 2011 were approximately $87,000, an increase of approximately $87,000 as compared to the year ended December 31, 2010, as the Managing Member started earning interest on the return of the investment of non-margin assets in January 2011. For a further discussion of this fee, see Note 4 of the Registrant’s 2011 Annual Report, attached hereto.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2011 were approximately $394,000.

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

Registrant’s trading losses before commissions and related fees for the year ended December 31, 2009 were approximately$(1,523,000).

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through December 31, 2011.

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

Registrant’s contractual obligations are with the Managing Member, the Trading Advisor and its commodity broker. Trading Advisor management fees payable by Registrant to the Trading Advisor and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statements of Financial Condition, therefore, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 to Registrant’s 2011 Annual Report attached hereto.

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

Registrant’s Trading Value at Risk in Difference Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at December 31, 2011 and 2010. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. December 31, 2011 and 2010, Registrant had total capitalizations of approximately $26 million and $33 million, respectively.

	December 31, 2011		December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$347,246	1.33%	$424,425	1.27%
Currencies	373,503	1.43%	992,009	2.98%
Commodities	465,920	1.78%	684,758	2.06%
Stock indices	96,680	0.37%	1,118,480	3.36%

Total	$1,283,349	4.91%	$3,219,672	9.67%

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

Based on trading value at risk during the year ended December 31, 2011, Registrant experienced a decrease of 4.76% in its value at risk of 4.91%, relative to capitalization levels, as compared with the value at risk of 9.67% at December 31, 2010. The decrease occurred in all sectors expect for interest rates. The value at risk in the stock indices sector decreased the most, followed by decreases in the currencies, and commodities sectors.

Qualitative Disclosures Regarding Means of Managing Risk Exposures

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

Qualitative Disclosures Regarding Non-Trading Risk Exposures

At December 31, 2011, Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Japanese yen.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 2 through 20 of the Registrant’s 2011 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:

Total revenues (losses) (including interest)	$241,552	$(301,148)	$357,016	$(844,491)

Total revenues (losses) (including interest) less commissions and other transaction fees	$179,993	$(350,958)	$315,536	$(882,036)

Net (loss)	$(652,625)	$(1,190,997)	$(431,210)	$(1,581,887)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:

Total revenues (including interest)	$1,082,227	$613,981	$1,123,563	$2,080,002

Total revenues (including interest) less commissions and other transaction fees	$1,071,854	$606,351	$1,100,641	$2,029,087

Net income	$545,469	$84,625	$464,832	$1,283,566

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2011. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2011, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued by COSO, the Managing Member concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2011.

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

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2011 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in Registrant’s 2011 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Lisa Roitman has been the General Counsel & Head of Structuring since she joined the Managing Member in 2011. She is responsible for the company’s legal and structuring matters.

Prior to joining the Managing Member, Ms. Roitman was a Managing Director at LAMCO LLC, a subsidiary of Lehman Brothers Holdings Inc. where she was responsible for the liquidation of a pool of derivative positions and management of bondholder claims related to Lehman Brothers Holdings and its foreign affiliates. Prior to the bankruptcy of Lehman Brothers Holdings she was a Managing Director and the Head of Marketing and Structuring for the Structured Fund Products team in New York. Prior to joining Lehman Brothers in 2007, Ms. Roitman was Managing Director and Head of Structuring for the Equity and Hedge Fund Structured Products teams at HSBC Bank USA and was Associate General Counsel for UBS AG and GenRe Financial Products focusing on structured credit, fixed income and equity derivative products and securitizations. She started her career at Bankers Trust Company in 1994.

Ms. Roitman received a B.A. degree from Mount Holyoke College and a J.D. from the New England School of Law and a L.L.M. from Boston University School of Law Morin Center for Banking Law Studies.

Maureen D. Howley has been a Senior Vice President and Chief Financial Officer of the Managing Member since joining the Managing Member in July 2003. She has been listed as a principal of the Managing Member since August 11, 2003. Ms. Howley has been Senior Vice President and Chief Financial Officer of KGIM LLC, an investment management firm, since its inception in October 2005, and has been listed as a principal since December 12, 2005. She has been Senior Vice President and Chief Financial Officer of Signature, an investment management firm, since its inception in October 2005. Ms. Howley has been Senior Vice President and Chief Financial Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. Ms. Howley has been Senior Vice President and Chief Financial Officer of KSEC, a broker dealer, since August 2003, and has been listed as a principal since January 12, 2006. She is responsible for corporate finance.

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

Alison Schwab has been Senior Vice President and Director of Marketing & Investor Services since she joined the Managing Member in 2011. She is responsible for marketing and client service.

Prior to joining the Managing Member, Ms. Schwab was Senior Vice President of Marketing and Investor Relations at Financial Risk Management (FRM), an alternative investment firm, from 2008 until 2011. At FRM, she was responsible for marketing, relationship management and business development. From 2004 to 2008, she was Manager of Marketing and Investor Relations for Private Advisors, a private equity and hedge funds of funds firm. Prior to joining Private Advisors, Ms. Schwab was Assistant Vice President, Project Manager of the Private Client Group at Wachovia Securities. Ms. Schwab began her career as a Marketing Associate at Alpha Investment Management and Salomon Smith Barney.

Ms. Schwab received an MBA from the University of Richmond, Robins School of Business and a B.A. degree from The College of William & Mary.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

As of March 1, 2012, the Managing Member owns no Interest in Registrant.

As of March 1, 2012, no Member beneficially owned more than five percent (5%) of the outstanding Interests issued by Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Registrant has and will continue to have certain relationships with the Managing Member and its affiliates.

Kenmar Preferred Investments Corp. serves as Registrant’s Managing Member. Beginning January 1, 2010, Registrant will pay to the Managing Member in advance a monthly management fee equal to 1/12 of 6% (6% per annum) of the Net Asset Value of Registrant as of the beginning of each month.

Beginning January 1, 2011, the Registrant pays a monthly fee in the amount of 1/12 of 0.25% of the Registrant’s Beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Registrant reimburses the Managing Member on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Member’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2011, 2010 and 2009, Registrant reimbursed the Managing Member $1,109,737, $1,624,706 and $71,528, respectively, for related party services provided by the Managing Member’s personnel on behalf of Registrant.

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

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $100,000 and $87,000 for 2011 and 2010, respectively, including fees associated with the review of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by EisnerAmper totaled $0 and $0 for 2011 and 2010, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $15,000 and $17,000 for 2011 and 2010, respectively.

(d) All Other Fees

The other fees billed to Registrant by EisnerAmper for 2011 and 2010 totaled $0.

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

PART IV

			Annual Report Page Number
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to Registrant’s 2011 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	1

		Financial Statements:

		Statements of Financial Condition – December 31, 2011 and 2010	2

		Condensed Schedules of Investments – December 31, 2011 and 2010	3

		Statements of Operations – For the years ended December 31, 2011, 2010 and 2009	4

		Statements of Changes in Members’ Capital (Net Asset Value) – For the years ended December 31, 2011, 2010 and 2009	5

		Notes to Financial Statements	6-20

	2.	Financial Statements Schedules

		All schedules have been omitted because they are not applicable or the required included in the financial statements or the notes thereto

	3.	Exhibits

Exhibit Number	Description of Document

3.1

Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2

Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3

Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1

Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmare Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2

Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3

Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4

Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5

FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6

ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7

Amendment to ISDA Maser Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8

Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9

Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.10

Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and KMP Futures Fund I LLC (incorporated by reference from Exhibit 10.10 to Registrant’s Form 10-Q for the period ended June 30, 2011)

10.11

Middle/Back Office Services Agreement entered into as of January 27, 201, by and between GlobeOp Financial Services LLC, KMP Futures Fund I LLC and Kenmar Preferred Investments Corp. (incorporated by reference from Exhibit 10.11 to Registrant’s Form 10-Q for the period ended June 30, 2011)

10.12

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 20, 2006 by and among, KMP Futures Fund I LLC, Kenmar Preferred Investments Corp. and Winton Capital Management Limited (incorporated by reference from Exhibit 10.12 to Registrant’s Form 10-Q for the period ended September 30, 2010)

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

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

[Remainder of page left blank intentionally.]

KMP FUTURES FUND I LLC

ANNUAL REPORT

December 31, 2011

KMP FUTURES FUND I LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of KMP Futures Fund I LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations and changes in members’ capital (net asset value) and the financial highlights for each of the years in the three-year period ended December 31, 2011. The financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC at December 31, 2011 and 2010, and the results of its operations and changes in its members’ capital (net asset value) and the financial highlights for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

EisnerAmper LLP

New York, New York
March 23, 2012

KMP FUTURES FUND I LLC

STATEMENTS OF FINANCIAL CONDITION

December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and cash equivalents (See Note 2)	$17,885,213	$10,805,698
Investments in securities, at fair value (cost $8,622,642 and $22,835,698 at December 31, 2011 and 2010, respectively)	8,622,642	22,397,484
Commodity options owned, at fair value (premiums paid $260 and $175 at December 31, 2011 and 2010, respectively)	44	105
Net unrealized gain on open forward contracts	130,463	209,174
Net unrealized gain on open futures contracts	345,472	697,722
Receivable from Kenmar Global Trust	0	4,263,567

Total assets	$26,983,834	$38,373,750

LIABILITIES
Commodity options written, at fair value (premiums received $530 and $325 at December 31, 2011 and 2010, respectively)	$120	$230
Management fees payable to Managing Member	27,620	0
Accrued expenses payable	98,939	178,201
Service fees payable	75,036	0
Redemptions payable (December 31, 2010 includes $4,412,339 to be converted to individual memberships)	754,541	4,880,319
Trading Advisors’ management fees payable	38,351	55,943
Trading Advisors’ incentive fees payable	0	1,986

Total liabilities	994,604	5,116,679

MEMBERS’ CAPITAL (Net Asset Value)	25,989,227	33,257,071

Total liabilities and members’ capital	$26,983,834	$38,373,750

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2011 and 2010

	2011		2010
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	(0.03)%	$(6,909)	1.92%	$640,908
Currencies	0.14%	35,767	0.75%	250,520
Energies	0.02%	6,400	0.23%	75,881
Interest rates	0.66%	167,118	0.08%	27,956
Metals	0.12%	31,968	—	—
Stock indices	0.04%	11,297	(0.12)%	(40,647)

Net unrealized gain on futures contracts purchased	0.95%	245,641	2.86%	954,618

Futures contracts sold:
Commodities	(0.04)%	(14,714)	(0.32)%	(108,093)
Currencies	0.38%	99,721	(0.05)%	(16,698)
Energies	0.09%	24,522	(0.06)%	(20,310)
Interest rates	(0.01)%	(1,370)	(0.34)%	(113,137)
Metals	(0.05)%	(11,709)	—	—
Stock indices	0.01%	3,381	0.00%	1,342

Net unrealized gain (loss) on futures contracts sold	0.38%	99,831	(0.77)%	(256,896)

Net unrealized gain on open futures contracts	1.33%	$345,472	2.09%	$697,722

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.41%	$106,903	(0.84)%	$(282,708)

Forward currency contracts sold:
Net unrealized gain on forward contracts sold	0.09%	23,560	1.47%	491,882

Net unrealized gain on forward contracts	0.50%	$130,463	0.63%	$209,174

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts:
Fair value of options purchased:	0.0%	$44	0.00%	$105

Commodity options owned, at fair value (premiums paid $260 and $175 at December 31, 2011 and 2010, respectively)	0.0%	$44	0.00%	$105

Written Options on Futures Contracts:
Fair value of options written:	0.0%	$(120)	0.00%	$(230)

Commodity options written, at fair value (premiums received $530 and $325 at December 31, 2011 and 2010, respectively)	0.0%	$(120)	0.00%	$(230)

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investments in Securities:
Publicly-traded mutual funds
T. Rowe Price Short-Term Bond Fund (shares 1,792,649.060 and 0 at December 31, 2011 and 2010, respectively)	33.18%	$8,622,642	0.00%	$0
JP Morgan Short Duration Bond (shares 0 and 1,022,457.490 at December 31, 2011 and 2010, respectively)	0.0%	0	33.58%	11,216,358
PIMCO Low Duration Fund (shares 0 and 1,076,143.010 at December 31, 2011 and 2010, respectively)	0.0%	0	33.47%	11,181,126

Total investments in Securities (cost $8,622,642 and $22,835,698 at December 31, 2011 and 2010, respectively)	33.18%	$8,622,642	67.05%	$22,397,484

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
REVENUES
Realized	$(881,392)	$4,409,247	$(1,358,507)
Change in unrealized	7,422	363,057	(164,237)
Dividend income	323,141	120,562	0
Interest income	3,758	6,907	1,611

Total revenues (losses)	(547,071)	4,899,773	(1,521,133)

EXPENSES
Interest expense	3,515	0	0
Brokerage commissions	190,394	91,840	37,318
Management fees	835,585	1,497,903	0
ClariTy Managed Account fees	80,709	0	0
Managing Member interest earned on investment funds	87,264	0	0
Service fees (See Note 6)	1,101,427	0	0
Trading Advisors’ management fees	557,159	549,747	490,573
Trading Advisors’ incentive fees	59,880	1,986	593
Operating expenses	393,715	379,805	361,860

Total expenses	3,309,648	2,521,281	890,344

NET INCOME (LOSS)	$(3,856,719)	$2,378,492	$(2,411,477)

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2011, 2010 and 2009

	Members’ Capital
	Individual Members’ Capital	Member Series E	Member KGT	Total
Members’ capital at December 31, 2009	$0	$0	$0	$0

Additions	34,909,453	12,170,845	4,263,596	51,343,894

Redemptions	(3,573,384)	(12,479,564)	(4,412,367)	(20,465,315)

Net income for the year ended December 31, 2010	1,921,002	308,719	148,771	2,378,492

Members’ capital at December 31, 2010	33,257,071	0	0	33,257,071

Additions	4,412,339	0	0	4,412,339

Redemptions	(7,823,464)	0	0	(7,823,464)

Net loss for the year ended December 31, 2011	(3,856,719)	0	0	(3,856,719)

Members’ capital at December 31, 2011	$25,989,227	$0	$0	$25,989,227

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Balances at December 31, 2008	$0	$11,561,900	$638,493	$3,929,018	$0	$0	$16,129,411

Additions	0	0	0	0	4,887,000	14,195,000	19,082,000

Redemptions	0	(10,687,773)	(608,162)	(3,637,180)	(4,567,072)	(13,299,747)	(32,799,934)

Net loss for the year ended December 31, 2009	0	(874,127)	(30,331)	(291,838)	(319,928)	(895,253)	(2,411,477)

Balances at December 31, 2009	$0	$0	$0	$0	$0	$0	$0

See accompanying notes.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Company

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

As of January 1, 2009, the Company had three members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), and Kenmar Global Trust (“Member KGT”). On April 1, 2009, World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) received a voting membership interest in the Company. Effective September 30, 2009, Member KGT fully redeemed from the Company.

On November 2, 2009, pursuant to each fund member’s Trust Agreement, the Managing Member determined to dissolve Member DFT I, Member FST, Member Series D and Member Series F effective close of business on December 31, 2009. Kenmar Preferred also converted the Company from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Company. Investors in the fund members who elected not to redeem their interest at December 31, 2009 received a pro rata distribution of their interest in the Company on December 31, 2009 and replaced it with a direct ownership interest in the Company beginning January 1, 2010.

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

On July 1, 2010, World Monitor Trust II-Series E (“Member Series E”) contributed all of its assets into the Company and received a voting membership interest. Member Series E together with Member DFT I, Member FST, Member KGT, Member Series D, Member Series F, and subsequent to the dissolution of each of the fund members, the investors holding interests in the Company, are collectively (the “Members” or the “Individual Members”).

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

On July 30, 2010, pursuant to Section 13.1(h) of the Trust Agreement of World Monitor Trust II, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member Series E, determined to dissolve Member Series E effective as of the close of business on September 30, 2010 (date of termination). Investors in Member Series E who elected not to redeem as of September 30, 2010 (date of termination) received a pro rata distribution of their interest in Member Series E on September 30, 2010 (date of termination) and replaced it with a direct ownership interest in the Company on October 1, 2010.

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

Member Series E and Member KGT, filed with the SEC on October 5, 2010 and January 6, 2011, respectively, to de-register their respective interests under Section 12(g) of the Securities Exchange Act of 1934. Member Series E and Member KGT are no longer subject to the reporting requirements of the SEC and the CFTC upon their dissolution on September 30, 2010 and December 31, 2010, respectively.

B.	The Trading Advisors

Pursuant to the Company’s Trading Advisory Agreement with Winton Capital Management Limited (“Winton”), Winton invests a portion of the Company’s assets pursuant to Winton’s Diversified Program. Beginning July 1, 2010, the Company entered into a second Trading Advisory Agreement with Graham Capital Management, L.P. (“Graham”), under which Graham will invest a portion of the Company’s assets pursuant to Graham’s K4D-15V Program (collectively, Winton and Graham are referred to as the “Trading Advisors”). Beginning July 1, 2010, the Company allocated approximately one-half of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”) with such allocations to be re-balanced quarterly. The Managing Member terminated the Trading Advisory agreements with Winton and Graham effective December 31, 2011 (See Note 11).

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

Investments in securities consist of publicly- traded mutual funds. Publicly- traded mutual funds are valued using the net asset value on the last day of the period provided by a third-party pricing service. Realized gains and losses from investment securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.

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

The Company considers prices for exchange traded commodity futures and options contracts, and publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third-party data providers who derive fair values for those assets from models with observable inputs (Level 2).

The market values of forward currency (non-exchange traded) contracts (Level 2) was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from an independent third party data provider (Level 2).

The market value of option (non-exchange traded) (Level 2) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from its independent third-party data provider. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. When the Company writes an option, an amount equal to the premium received by the Company is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written.

There are no Level 3 investments on December 31, 2011 or 2010.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$345,472	$0	$0	$345,472
Net unrealized gain on open forward contracts	$0	$130,463	$0	$130,463
Investments in securities, at fair value	$8,622,642	$0	$0	$8,622,642
Commodity options owned, at fair value	$0	$44	$0	$44

Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$697,722	$0	$0	$697,722
Net unrealized gain on open forward contracts	$0	$209,174	$0	$209,174
Investments in securities, at fair value	$22,397,484	$0	$0	$22,397,484
Commodity options owned, at fair value	$0	$105	$0	$105

Liabilities:
Commodity options written, at fair value	$0	$(230)	$0	$(230)

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements

In January 2010, the FASB issued new guidance which amends the Fair Value Measurements and Disclosures Topic of the Codification to add new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. During the year ended December 31, 2011, there were no transfers into or out of Levels 1 and 2. The adoption of the relevant portions of the new guidance did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Company’s financial statements and disclosures, if any, is currently being assessed.

C.	Cash and Cash Equivalents

Cash and cash equivalents represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of December 31, 2011 and 2010, margin requirements totaled $991,761 and $2,801,878, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank. As of December 31, 2011 and 2010, $303,663 and $366,163, respectively, are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

The Company has cash and investments in securities on deposit with financial institutions and their related brokerage entities which may exceed insured balance limits. In the event of a financial institution’s insolvency, recovery of cash and investments in securities on deposit may be limited to account insurance or other protection afforded such deposits.

D.	Income Taxes

The Company is treated as a partnership for U.S. federal income tax purposes. As such, the Company is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Income Taxes (Continued)

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

The Company pays Winton and Graham monthly management fees at an annual rate of 1.5% (2% prior to 10/1/10) and 2% respectively, of their Managed Accounts’ allocated assets as defined in their respective Trading Advisory Agreements. Additionally, the Company pays Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Trading Advisory Agreements. For the years ended December 31, 2011, 2010 and 2009, incentive fees earned totaled $59,880, $1,986 and $593, respectively, of which $0 and $1,986, respectively, was payable at December 31, 2011 and 2010 (See Note 11).

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s trading activities.

Note 4.	MANAGING MEMBER AND AFFILIATES

Effective January 1, 2010, the Company’s management fees to Kenmar Preferred (previously administrative services fees paid by the Members at the Member level) and operating expense cap are both calculated on the net assets of the Company at rates of 6.00% and 1.50% per annum, respectively, with the management fee being waived for Member Series E and Member KGT from July 1 to September 30, 2010 and December 1 to December 31, 2010, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Managing Member has determined that it is in the best interest of the Company to invest a portion of non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. The Company will be credited with all additional returns earned on the Company’s investment of non-margin assets. For the year ended December 31, 2011, Managing Member interest on investment funds amounted to $87,264.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 4.	MANAGING MEMBER AND AFFILIATES (CONTINUED)

Effective January 1, 2011, the Company pays a monthly fee in the amount of 1/12 of 0.25% of the Company’s beginning net asset value to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, for risk management and related services with respect to monitoring the Trading Advisors.

Note 5.	ADMINISTRATOR

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability company, was the administrator of the Company and provided certain administration and accounting services pursuant to the terms of a Services Agreement with the Company dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum.

Effective May 31, 2011, the Company replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, as administrator and AlphaMetrix 360, LLC Services Agreement with the Company was terminated effective close of business on May 31, 2011.

The Administrator performs or supervises the performance of services necessary for the operation and administration of the Company (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Company’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Company, including certain books and records required by CFTC Rule 4.23(a). “Administrator” refers to Spectrum, AlphaMetrix 360, LLC, or GlobeOp depending on the applicable period discussed.

For the years ended December 31, 2011 and 2010, the Company paid administration fees $50,094 and $33,984, respectively, of which $2,874 remains payable by the Company at December 31, 2011.

Note 6.	SERVICE FEES

Starting January 1, 2011, the service fee disclosed on the statements of operations represents the monthly on-going trailing compensation paid to the service providers. With respect to investors in the Company that were formerly investors in Member KGT, a monthly fee in the amount of 1/12 of 3.5% (3.5% per annum) of the beginning of the month net asset value of such outstanding Interests serviced by the service provider. With respect to investors in the Company that were formerly investors in Member Series E, Member DFT I, Member FST, Member D and Member F, a monthly fee in the amount of 1/12th of 4.0% (4.0% per annum) of the beginning of month net asset value of such outstanding Interests serviced by the service provider. The Services Fees are paid by the Company and are deducted from the management fee to be paid by the Company to the Managing Member.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	RELATED PARTIES

The Company reimburses Kenmar Preferred and its affiliates for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were:

	2011	2010	2009
Management fees to Managing Member	$835,585	$1,497,903	$0
ClariTy Managed Account fees to affiliate	80,709	0	0
General and administrative (operating expense)	106,179	126,803	71,528
Managing Member interest on investment funds payable	87,264	0	0

Total	$1,109,737	$1,624,706	$71,528

Expenses payable to Kenmar Preferred and its affiliates ($33,324, $48,286 and $28,601 which are included in accrued expenses payable on the statements of financial condition) as of December 31, 2011 and 2010 were $60,944 and $63,821, respectively.

Note 8.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 9.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of December 31, 2011 and 2010 are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The following presents the fair value of derivative contracts at December 31, 2011 and 2010. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	December 31, 2011
Description	Assets	Liabilities	Net
Futures Contracts	$491,080	$(145,608)	$345,472
Forward Contracts	624,559	(494,096)	130,463
Option Contracts	44	(120)	(76)

Total gross fair value of derivatives	$1,115,683	$(639,824)	$475,859

	December 31, 2010
Description	Assets	Liabilities	Net
Futures Contracts	$1,116,766	$(419,044)	$697,722
Forward Contracts	1,048,765	(839,591)	209,174
Option Contracts	105	(230)	(125)

Total gross fair value of derivatives	$2,165,636	$(1,258,865)	$906,771

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Type of Instrument
Commodities Contracts	$(50,934)	$1,336,196	$(350,083)
Currencies Contracts	(55,210)	1,144,289	(253,143)
Interest Rate Contracts	1,710,798	1,983,877	(409,170)
Stock Indices Contracts	(1,368,126)	71,069	(517,936)
Purchased Options on Futures Contracts	974	(4,275)	(6,867)
Written Options on Futures Contracts	1,725	8,355	14,455
Forward Currency Contracts	(1,234,289)	455,871	0

Total	$(995,062)	$4,995,382	$(1,522,744)

Statements of Operations
Realized	$(564,270)	$4,194,111	$(1,358,507)
Change in unrealized	(430,792)	801,271	(164,237)

Total	$(995,062)	$4,995,382	$(1,522,744)

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

For the years ended December 31, 2011 and 2010, the total number of closed futures contracts was approximately 37,770 and 21,136, respectively, the total number of closed option contracts was 24 and 36, respectively, and the average monthly notional value of forwards contracts closed was approximately $564,759,932 and $177,157,499, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during 2011 and 2010.

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

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2011 and 2010, such segregated assets totaled $4,630,391 and $4,194,353, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $217,318 and $(12,380) at December 31, 2011 and 2010, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2011, all open futures contracts mature within twenty seven months.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2011, 2010 and 2009. This information has been derived from information presented in the condensed financial statements.

	December 31, 2011
	Individual
	Members’
Total Return(1)
Total return before incentive fees	(11.75)%
Incentive fees	(0.15)%

Total return after incentive fees	(11.90)%

Ratios to average net asset value:
Expenses prior to incentive fee	10.33%
Incentive fees	0.19%

Total expenses and incentive fees	10.52%

Net investment loss(2)	(9.29)%

	December 31, 2010
	Individual Members’	Member Series E(3)	Member KGT(4)
Total Return(1)
Total return before incentive fees	7.22%	2.57%	3.49%
Incentive fees	(0.01)%	0.00%	(0.01)%

Total return after incentive fees	7.21%	2.57%	3.48%

Ratios to average net asset value:
Expenses prior to incentive fee	9.75%	3.32%	3.37%
Incentive fees	0.01%	0.00%	0.01%

Total expenses and incentive fees	9.76%	3.32%	3.38%

Net investment loss(2)	(9.26)%	(3.27)%	(1.96)%

Total returns are calculated based on the change in value of Members’ capital during the year. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Includes realized and unrealized gains (losses) on securities transactions.
(2)	Represents interest and dividend income less total expenses (exclusive of incentive fee).
(3)

Member Series E redeemed all of its membership interest in the Company as of September 30, 2010. Member Series E’s ratios to average net asset values for the year ended December 31, 2010 were calculated prior to their liquidating redemptions from the Company.

(4)

Member KGT contributed its net assets to the Company effective December 1, 2010 and redeemed effective December 31, 2010. Member KGT ratios to average net asset values for the year ended December 31, 2010 were calculated prior to their liquidating redemptions from the Company.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	FINANCIAL HIGHLIGHTS (CONTINUED)

	December 31, 2009
	Member	Member	Member	Member	Member
	DFT I(5)	KGT(6)	FST(5)	Series D(5), (7)	Series F(5), (7)
Total return(1), (4)

Total return before incentive fee	(8.03)%	(7.78)%	(8.03)%	(6.53)%	(6.53)%
Incentive fee	0.01%	0.01%	0.01%	0.00%	0.00%

Total return after incentive fee	(8.02)%	(7.77)%	(8.02)%	(6.53)%	(6.53)%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	3.61%	3.27%	3.60%	3.80%	3.79%
Incentive fee(1)	0.00%	0.07%	0.01%	0.00%	0.00%

Total expenses and incentive fee	3.61%	3.34%	3.61%	3.80%	3.79%

Net investment loss(2), (3)	(3.60)%	(3.26)%	(3.59)%	(3.79)%	(3.79)%

Total returns are calculated based on the change in the value of Member’s capital during the year. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Members DFT I, FST, Series D and Series F’s ratios to average net asset values for the year ended December 31, 2009 were calculated prior to their liquidating redemptions from the Company.
(6)

Member KGT redeemed all of its membership interest in the Company as of September 30, 2009 and calculated all its ratios to average net asset values prior to its liquidating redemptions from the Company.

(7)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 11.	SUBSEQUENT EVENTS

From January 1, 2012 through March 23, 2012, there were subscriptions and redemptions of $0 and $778,129, respectively.

Effective January 1, 2012, the Company allocated approximately one-half of its net assets to CTA Choice GRM (“GRM”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Graham Capital Management, L.P. is the Trading Advisor for GRM and will manage the assets pursuant to its K4D-15V Program. The Company will pay GRM, a monthly management fee at the annual rate of 2.0%, of the Company’s allocated assets. Additionally, the Company will pay GRM an incentive fee accrued monthly and paid quarterly of 20% for achieving “New High Net Trading Profits” as defined in GRM’s advisory agreement. Any loss carry forward from the Company’s Graham managed account will be transferred over to the Company’s member interest in GRM effective January 1, 2012.

Effective January 1, 2012, the Company allocated approximately one-half of its net assets to CTA Choice WTN (“WTN”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Winton Capital Management Limited is the Trading Advisor for WTN and will manage the assets pursuant to its Winton’s Diversified Program. The Company will pay WTN, a monthly management fee at the annual rate of 1.5%, of the Company’s allocated assets. Additionally, the Company will pay WTN an incentive fee accrued monthly and paid quarterly of 20% for achieving “New High Net Trading Profits” as defined in WTN’s advisory agreement. Any loss carry forward from the Company’s Winton managed account will be transferred over to the Company’s member interest in WTN effective January 1, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23th day of March 2012.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.
Managing Member

	By:	/s/ David K. Spohr	Date: March 23, 2012
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 23, 2012.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.
Managing Member

	By:	/s/ Kenneth A. Shewer	Date: March 23, 2012
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: March 23, 2012
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)