Form 10-Q
period 2012-03-31
KMP Futures Fund I LLC
filed 2012-05-15
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

March 31, 2012 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents (See Note 2)	$4,458,221	$17,885,213
Investment in affiliated investment funds, at fair value (cost $4,550,861 and $0 at March 31, 2012 and December 31, 2011, respectively)	4,209,725	0
Investments in securities, at fair value (cost $16,609,452 and $8,622,642 at March 31, 2012 and December 31, 2011, respectively)	16,636,192	8,622,642
Commodity options owned, at fair value (premiums paid $0 and $260 at March 31, 2012 and December 31, 2011, respectively)	0	44
Net unrealized gain on open forward contracts	0	130,463
Net unrealized gain on open futures contracts	0	345,472

Total assets	$25,304,138	$26,983,834

LIABILITIES
Commodity options written, at fair value (premiums received $0 and $530 at March 31, 2012 and December 31, 2011, respectively)	$0	$120
Management fees payable to Managing Member	25,769	27,620
Accrued expenses payable	116,513	98,939
Service fees payable	73,076	75,036
Redemptions payable	437,330	754,541
Trading Advisors’ management fees payable	0	38,351
Trading Advisors’ incentive fees payable	0	0

Total liabilities	652,688	994,607

MEMBERS’ CAPITAL (Net Asset Value)	24,651,450	25,989,227

Total liabilities and members’ capital	$25,304,138	$26,983,834

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012		December 31, 2011
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	0.00%	$0	(0.03)%	$(6,909)
Currencies	0.00%	0	0.14%	35,767
Energies	0.00%	0	0.02%	6,400
Interest rates	0.00%	0	0.66%	167,118
Metals	0.00%	0	0.12%	31,968
Stock indices	0.00%	0	0.04%	11,297

Net unrealized gain on futures contracts purchased	0.00%	0	0.95%	245,641

Futures contracts sold:
Commodities	0.00%	0	(0.04)%	(14,714)
Currencies	0.00%	0	0.38%	99,721
Energies	0.00%	0	0.09%	24,522
Interest rates	0.00%	0	(0.01)%	(1,370)
Metals	0.00%	0	(0.05)%	(11,709)
Stock indices	0.00%	0	0.01%	3,381

Net unrealized gain on futures contracts sold	0.00%	0	0.38%	99,831

Net unrealized gain on open futures contracts	0.00%	$0	1.33%	$345,472

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	0.00%	$0	0.41%	$106,903

Forward currency contracts sold:
Net unrealized gain on forward contracts sold	0.00%	0	0.09%	23,560

Net unrealized gain on forward contracts	0.00%	$0	0.50%	$130,463

Purchased Options on Futures Contracts:

Fair value of options purchased	0.00%	$0	0.00%	$44

Commodity options owned, at fair value (premiums paid $0 and $260 at March 31, 2012 and December 31, 2011, respectively)	0.00%	$0	0.00%	$44

Written Options on Futures Contracts:

Fair value of options written	0.00%	$0	0.00%	$(120)

Commodity options written, at fair value (premiums received $0 and $530 at March 31, 2012 and December 31, 2011, respectively)	0.00%	$0	0.00%	$(120)

The condensed schedule of investments continues on page 4.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012		December 31, 2011
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in Securities:

Publicly-traded mutual funds
T. Rowe Price Short-Term Bond Fund (shares 1,723,022.18 and 1,792,649.060 at March 31, 2012 and December 31, 2011, respectively)	33.66%	$8,296,765	33.18%	$8,622,642

Fidelity Instl Shrt-Interm Govt (shares 823,091.70 and 0 at March 31, 2012 and December 31, 2011, respectively)	33.83%	$8,339,427	0.00%	$0

Total investments in Securities (cost $16,609,452 and $8,622,642 at March 31, 2012 and December 31, 2011, respectively)	67.49%	$16,636,192	33.18%	$8,622,642

Investments in Affiliated Investment Funds
CTA Choice GRM	11.41%	$2,811,009	0.00%	$0
CTA Choice WTN	5.67%	1,398,716	0.00%	0

Total investment in affiliated investment funds, at fair value (cost $4,550,861 and $0 at March 31, 2012 and December 31, 2011, respectively)	17.08%	$4,209,725	0.00%	$0

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES
Realized	$472,792	$507,080
Change in unrealized	(449,389)	(405,579)
Dividend income	51,053	140,051
Interest income	1,250	0

Net gain from trading investments	75,706	241,552

Net realized gain on investment in affiliated funds	402,398	0
Net change in unrealized depreciation on investments in affiliated investment funds	(341,136)	0

Net gain from investments In affiliated investment funds	61,262	0

Total gain on investments	136,968	241,552

EXPENSES
Interest expense	0	1,400
Brokerage commissions	0	61,559
Management fees	161,221	239,145
ClariTy Managed Account fees	0	22,735
Managing Member interest earned on investment funds	10,918	45,470
Service fees (See Note 6)	226,754	306,494
Trading Advisors’ management fees	0	157,011
Trading Advisors’ incentive fees	0	8,248
Operating expenses	73,968	94,375

Total expenses	472,861	936,437

General and administrative expenses refunded to the Managing Member and affiliates	0	(42,260)

Net expenses	472,861	894,177

NET (LOSS)	$(335,893)	$(652,625)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

Members’ Capital
Three months ended March 31, 2012

Members’ capital at December 31, 2011	$25,989,227

Additions	0

Redemptions	(1,001,884)

Net loss for the three months ended March 31, 2012	(335,893)

Members’ capital at March 31, 2012	$24,651,450

Three months ended March 31, 2011

Members’ capital at December 31, 2010	$33,257,071

Additions	4,412,339

Redemptions	(3,046,761)

Net loss for the three months ended March 31, 2011	(652,625)

Members’ capital at March 31, 2011	$33,970,024

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

The Company is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company is subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

On July 1, 2010, World Monitor Trust II-Series E (“Member Series E”) contributed all of its assets into the Company and received a voting membership interest. Member Series E together with Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), Kenmar Global Trust (“Member KGT”), World Monitor Trust II Series D (“Member Series D”), World Monitor Trust II Series F (“Member Series F”), and subsequent to the dissolution of each of the fund members, the investors holding interests in the Company, are collectively (the “Members” or the “Individual Members”).

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

Member Series E and Member KGT, filed with the Securities Exchange Commission (“SEC”) on October 5, 2010 and January 6, 2011, respectively, to de-register their respective interests under Section 12(g) of the Securities Exchange Act of 1934. Member Series E and Member KGT are no longer subject to the reporting requirements of the SEC and the CFTC upon their dissolution on September 30, 2010 and December 31, 2010, respectively.

Prior to July 1, 2010, pursuant to the Company’s Trading Advisory Agreement with Winton Capital Management Limited (“Winton”), Winton invested a portion of the Company’s assets pursuant to Winton’s Diversified Program. Beginning July 1, 2010, the Company entered into a second Trading Advisory Agreement with Graham Capital Management, L.P. (“Graham”), under which Graham invested a portion of the Company’s assets pursuant to Graham’s K4D-15V Program (collectively, Winton and Graham are referred to as the “Trading Advisors”). Effective July 1, 2010, the Company allocated approximately one-half of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”) with such allocations to be re-balanced quarterly.

The Managing Member terminated the Trading Advisory Agreements with Winton and Graham effective December 31, 2011.

Effective January 1, 2012, the Company allocated approximately one-half of its net assets to each of CTA Choice GRM (“GRM”) and CTA Choice WTN (“WTN”), both segregated series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company. Graham Capital Management, L.P. is the Trading Advisor for GRM and manages the assets pursuant to its K4D-15V Program. Winton Capital Management Limited is the Trading Advisor for WTN and manages the assets pursuant to its Winton’s Diversified Program. Any loss carry forward from the Company’s Graham and Winton managed accounts were transferred over to the Company’s member interest in GRM and WTN, respectively, effective January 1, 2012.

ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of the Managing Member, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by the CTA Choice’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Kenmar Global Investment Management LLC (“Asset Allocator”), an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the trading advisors. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of  March 31, 2012, the condensed statements of operations for the three months ended March 31, 2012 (“First Quarter 2012”) and for the three months ended March 31, 2011 (“First Quarter 2011”) and the condensed statements of changes in members’ capital for the First Quarter 2012 and First Quarter 2011 are unaudited. In the opinion of the Managing Member, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of March 31, 2012 and the results of its operations for the First Quarter 2012 and the First Quarter 2011. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with a U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2011.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition, as at December 31, 2011, on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counterparty under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The investments in the affiliated investment funds are reported in the Company’s condensed statement of financial condition. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the funds.

Generally, the fair value of the Company’s investments in the funds represents the amount that the Company could reasonably expect to receive from the funds if the Company’s investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

Investments in securities consist of publicly-traded mutual funds. Publicly- traded mutual funds are valued using the net asset value on the last day of the period provided by a third-party pricing service. Realized gains and losses from investment securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

The Company has elected not to provide a statement of cash flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a condensed statement of changes in members’ capital (net asset value) is provided.

Consistent with standard business practice in the normal course of business, the Company has provided general indemnifications to Kenmar Preferred, its Trading Advisors and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

The Company considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). The Company’s investments in the affiliated investment funds are classified as Level 2 using the fair value hierarchy. The Level 2 investments in affiliated investment funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in affiliated investment funds is at fair value.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

There are no Level 3 investments on March 31, 2012 or December 31, 2011.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Investment in affiliated investment funds, at fair value	$0	$4,209,725	$0	$4,209,725
Investment in securities, at fair value	$16,636,192	$0	$0	$16,636,192

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$345,472	$0	$0	$345,472
Net unrealized gain on open forward contracts	$0	$130,463	$0	$130,463
Investment in securities, at fair value	$8,622,642	$0	$0	$8,622,642
Commodity options owned, at fair value	$0	$44	$0	$44

Liabilities:
Commodity options owned, at fair value	$0	$(120)	$0	$(120)

B.	Recent Accounting Pronouncement

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Cash and Cash Equivalents

Cash and cash equivalents represents amounts deposited with a bank and clearing broker, a portion of which was restricted, prior to January 1, 2012 when the Company engaged the Trading Advisors, for purposes of meeting margin requirements, which typically ranged from 0% to 35% of the notional amounts of the derivatives traded. A portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of March 31, 2012 and December 31, 2011, restricted cash totaled $0 and $991,761, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank. As of March 31, 2012 and December 31, 2011, $0 and $303,663 are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

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

The Company accounts for subscriptions, allocations and redemptions on a per Member capital account basis. The Company allocates profits and losses, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Distributions (other than redemptions of capital) may be made at the sole discretion of the Managing Member on a pro rata basis in accordance with the Members’ respective capital balances. The Managing Member has not and does not presently intend to make any distributions.

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

For purposes of both financial reporting and calculation of redemption value, net asset value is calculated per each Member’s capital account balance after allocations of net income/(loss) to such Member’s account.

I.	Investments in Affiliated Investment Funds

The investments in affiliated investment funds are reported in the Company’s condensed statements of financial condition. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the fund. Generally, the fair value of the Company’s investments in the funds represents the amount that the Company could reasonably expect to receive from the funds if the Company’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

Note 3.	FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company, subject to an operating expense cap of 1.5% of the Company’s net asset value per annum. Operating expenses include legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	FEES (CONTINUED)

B.	Management and Incentive Fees

The Company paid Winton and Graham monthly management fees at an annual rate of 1.5% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective Trading Advisory Agreements, which were terminated on December 31, 2011. Additionally, the Company paid Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Trading Advisory Agreements. For the First Quarter 2012 and the First Quarter 2011, incentive fees earned totaled $0 and $8,248, respectively, of which $0 remains payable by the Company at March 31, 2012 (See Note 7).

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s commodity trading activities. These activities were not carried on in First Quarter 2012.

Note 4.	MANAGING MEMBER AND AFFILIATES

Effective January 1, 2010, the Company’s management fees to Kenmar Preferred (previously administrative services fees paid by the Members at the Member level) and operating expense cap are both calculated on the net assets of the Company at rates of 6.0% and 1.5% per annum, respectively, with the management fee being waived for Series E and Member KGT from July 1 to September 30, 2010 and December 1 to December 31, 2010, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Managing Member has determined that it is in the best interest of the Company to invest a portion of its non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective  January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investment of non-margin assets. The calculation is based on the average annualized net asset value, and any losses related to returns on the non-margin assets must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investment of non-margin assets. If at the end of any calendar year, a loss has been incurred on the returns for the non-margin assets, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the non-margin asset’s income. For the First Quarter 2012, the Managing Member’s portion of income earned on the non-margin assets amounted to $10,918.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING MEMBER AND AFFILIATES (CONTINUED)

From January 1, 2011 to December 31, 2011, the Company paid a monthly fee in the amount of 1/12 of 0.25% of the Company’s beginning net asset value to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Company was charged a monthly fee in the amount of 1/12 of 0.25% within each of WTN and GRM based on their respective beginning of month Allocated Assets.

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

Effective May 31, 2011, the Company replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company as administrator and AlphaMetrix 360, LLC Services Agreement with the Company was terminated effective close of business on May 31, 2011.

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

For the First Quarter 2012 and the First Quarter 2011, the Company paid administration fees $0 and $10,913, respectively, of which $0 remains payable by the Company at March 31, 2012. Beginning January 1, 2012, the Company pays administration fees directly through the affiliated investment funds and is reflected through their respective net asset value.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2012, the Company invested its assets in affiliated investment funds. The Company’s investments in affiliated investment funds represent approximately 17.08% of the net asset value of the Company at March 31, 2012. The investments in the affiliated investment funds are reported in the Company’s condensed statements of financial condition at its fair value. The investments are subject to the terms of the organizational and offering documents of the affiliated investment funds.

The following table summarizes the change in fair value of the Company’s Level 2 investment in affiliated investment funds as of March 31, 2012.

	Net Asset Value December 31, 2011	Purchases (1)	Gain	Redemptions	Net Asset Value March 31, 2012
CTA Choice GRM	$0	$4,020,252	$220,256	$(1,429,499)	$2,811,009
CTA Choice WTN	0	3,603,663	(158,994)	(2,045,953)	1,398,716

Total	$0	$7,623,915	$61,262	$(3,475,452)	$4,209,725

(1)	Included in the purchases are contributions of open futures, open forwards, and options contracts with a fair value of $475,859.

The affiliated investment funds are redeemable semi-monthly and require a redemption notice of 1-5 days. The Company may make additional contributions or redemptions from the affiliated investment funds on a standard allocation date. The affiliated investment funds engage in trading of commodity futures, forwards and option contracts.

The Company records its proportionate share of income or loss in the condensed statements of operations. Through its investments in the affiliated investment funds, the Company pays its pro-rata share of GRM, and WTN’s monthly management fees at the annual rate of 2.00% and 1.50% respectively, as defined in their respective trading advisory agreement. Additionally, the Company pays GRM and WTN a quarterly incentive fee of 20% and 20%, respectively, for achieving “New High Net Trading Profits” as defined in their respective trading advisory agreement.

The Company’s investments in the affiliated investment funds are notionally funded, and the following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from the Company if requested by the affiliated investment funds to meet margin calls in accordance with the governing documents.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

However, the Company has no capital commitment to the affiliated investment funds except as disclosed below.

	Total Capital Commitment March 31, 2012	Net Asset Value March 31, 2012	Remaining Capital Commitment March 31, 2012
CTA Choice GRM	$13,149,729	$2,811,009	$10,338,720
CTA Choice WTN	12,756,490	1,398,716	11,357,774

Total	$25,906,219	$4,209,725	$21,696,494

The Company’s investments in the affiliated investment funds are subject to the market and credit risks of securities held or sold short by their respective affiliated investment fund. The Investment Manager has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.	RELATED PARTIES

The Company reimburses Kenmar Preferred and its affiliates for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were:

	Three months ended March 31,
	2012	2011
Management fees to Managing Member	$161,221	$239,145
ClariTy Managed Account fees to affiliate	0	22,735
General and administrative (operating expense)	36,444	29,060
Managing Member interest on investment funds payable	10,918	45,470

Total	$208,583	$336,410

General and administrative expenses refunded to the Managing Member and its affiliates	0	(42,260)

	$208,583	$294,150

The Managing Member is also reimbursed for administrative and legal expenses incurred for services performed on behalf of the Company. Such expenses reimbursed to the Managing Member by the Company totaled $23,190 and $33,324 for the First Quarter 2012 and First Quarter 2011, respectively, and are included in operating expenses in the condensed statement of operations.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivative assets by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of December 31, 2011 are included in the condensed schedules of investments. As of December 31, 2011, all of the derivatives held were not designated as hedging instruments. No derivatives were held as of March 31, 2012. Derivative trading activity is now conducted within the affiliated investment funds.

Specific derivative instruments

The following presents the fair value of derivative contracts at December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statements of financial condition.

	March 31, 2012			December 31, 2011
Description	Assets	Liabilities	Net	Assets	Liabilities	Net
Futures contracts	$0	$0	$0	$491,080	$(145,608)	$345,472
Forward contracts	0	0	0	624,559	(494,096)	130,463
Option contracts	0	0	0	44	(120)	(76)

Total gross fair value of derivatives	$0	$0	$0	$1,115,683	$(639,824)	$475,859

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the First Quarter 2012 and 2011 is as follows:

	Trading Revenue for the
Type of instrument	First Quarter 2012	First Quarter 2011
Commodities contracts	$0	$650,421
Currencies contracts	0	(96,884)
Interest rate contracts	0	(221,367)
Stock indices contracts	0	(29,299)
Purchases options on futures contracts	0	(842)
Written options on futures contracts	0	1,637
Forward currency contracts	0	(217,106)

Total	$0	$86,560

Line item in the condensed statement of operations

Realized	$476,129	$525,943
Unrealized	(476,129)	(439,383)

Total	$0	$86,560

For the First Quarter 2012 and 2011, the total number of closed futures contracts was approximately 0 and 12,149, respectively, the total number of closed option contracts was 0 and 8, respectively, and the average monthly notional value of forwards contracts closed was approximately $0 and $626,315,795, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures, options and forward contracts closed and settled in cash during the First Quarter 2011 (none were held during the First Quarter 2012).

The Company has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protections afforded such deposits.

The Company is exposed to various types of risks associated with investments in securities, affiliated investment funds and derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of financial instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk).

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Company’s net assets being traded, significantly exceeds the Company’s future cash requirements since the Company intends to close out its open positions prior to settlement. As a result, the Company was generally subject only to the risk of loss arising from the change in the value of the contracts.

As such, the Company considers the “fair value” of its derivative instruments, and other financial instruments, to be the net unrealized gain or loss on the contracts.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Company holds and the liquidity and inherent volatility of the markets in which the Company trades.

Credit Risk

When entering into futures, forward and option contracts, the Company was exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	FINANCIALS INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, was required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets.

At March 31, 2012 and December 31, 2011, such segregated assets totaled $1,033,177 and $4,630,391, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $0 and $217,318 at March 31, 2012 and December 31, 2011, respectively. There are no segregation requirements for assets related to forward trading.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the First Quarter 2012 and the First Quarter 2011. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Total return: (1),(3)
Total return before incentive fee	(1.33)%	(1.80)%
Incentive fee	0.00%	(0.02)%

Total return after incentive fee	(1.33)%	(1.82)%

Ratios to average net asset values:
Expenses prior to incentive fee (4)	7.24%	10.22%
Incentive fee (3)	0.00%	0.02%

Total expenses and incentive fee (2),(4)	7.24%	10.24%

Net investment loss	(6.42)%	(8.61)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Includes realized and unrealized gains (losses) on securities transactions.
(2)	Represents interest and dividend income less total expenses (exclusive of incentive fee).
(3)	Not annualized.
(4)	Annualized.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of April 30, 2012:

	Total Capital Commitment April 30, 2012	Net Asset Value April 30, 2012	Remaining Capital Commitment April 30, 2012
CTA Choice GRM	$12,263,809	$2,960,490	$9,303,319
CTA Choice WTN	12,106,802	1,284,552	10,822,250

Total	$24,370,611	$4,245,042	$20,125,569

From April 1, 2012 through May 11, 2012, there were estimated redemptions of $621,551 effective April 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2012 (“First Quarter 2012”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Kenmar Preferred Investments Corp. (“Kenmar Preferred” or “Managing Member”) is the managing owner of each of the Registrant’s fund members (through their dissolution), is the Managing Member of the Registrant, and has been delegated administrative authority over the operations of the Registrant.

The Registrant is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Registrant is subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

On July 1, 2010, World Monitor Trust II-Series E (“Member Series E”) contributed all of its assets into the Registrant and received a voting membership interest. Member Series E together with Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), Kenmar Global Trust (“Member KGT”), World Monitor Trust II Series D (“Member Series D”), World Monitor Trust II Series F (“Member Series F”), and subsequent to the dissolution of each of the fund members, the investors holding interests in the Registrant, are collectively (the “Members” or the “Individual Members”).

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

Prior to July 1, 2010, pursuant to the Registrant’s Trading Advisory Agreement with Winton Capital Management Limited (“Winton”), Winton invested a portion of the Registrant’s assets pursuant to Winton’s Diversified Program. Beginning July 1, 2010, the Registrant entered into a second Trading Advisory Agreement with Graham Capital Management, L.P. (“Graham”), under which Graham invested a portion of the Registrant’s assets pursuant to Graham’s K4D-15V Program (collectively, Winton and Graham are referred to as the “Trading Advisors”). Effective July 1, 2010, the Registrant allocated approximately one-half of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”) with such allocations to be re-balanced quarterly.

The Managing Member terminated the Trading Advisory Agreements with Winton and Graham effective December 31, 2011.

Effective January 1, 2012, the Registrant allocated approximately one-half of its net assets to each of CTA Choice GRM (“GRM”) and CTA Choice WTN (“WTN”), both segregated series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company. Graham Capital Management, L.P. is the Trading Advisor for GRM and manages the assets pursuant to its K4D-15V Program. Winton Capital Management Limited is the Trading Advisor for WTN and manages the assets pursuant to its Winton’s Diversified Program. Any loss carry forward from the Registrant’s Graham and Winton managed accounts were transferred over to the Registrant’s member interest in GRM and WTN, respectively, effective January 1, 2012.

ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of the Managing Member, serves as the managing member for CTA Choice. CTA Choice consists of multiple series, each established pursuant to a separate Certificate of Designation prepared by the CTA Choice’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Kenmar Global Investment Management LLC (“Asset Allocator”), an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the trading advisors. While the Asset Allocator receives no fees for such services from the Registrant, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

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

Registrant’s potential for aggressive capital growth arises from the profit possibilities offered through its investments in CTA Choice segregated series which invest in the global futures, forward and options markets and the skills of the professional trading organization(s) selected to manage the assets of Registrant. The fact that Registrant can profit from both rising and falling markets adds an element of profit potential that is not present in long-only strategies. However, Registrant can also incur losses from both rising and falling markets that adds to the risk of loss. In addition to its profit potential and risk of loss, Registrant also could help reduce the overall volatility, or risk, of a portfolio. By investing in markets that operate independently from U.S. stock and bond markets (and therefore, may be considered as non-correlated), Registrant may provide positive returns even when U.S. stock and bond markets are experiencing flat to negative performance and may provide negative returns even when U.S. stock and bond markets are experiencing flat to positive performance. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between Registrant and U.S. stock and bond markets.

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

The Managing Member monitors the trading activity and performance of the trading advisors and adjusts the overall leverage at which the Registrant trades. The commitment of the Registrant to the trading advisors may exceed 100% of the Registrant’s total equity if the Managing Member decides to strategically allocate notional equity to such trading advisors. This may result in increased profits or larger losses than would otherwise result. There likely will be periods in the markets during which it is unlikely that the trading advisors will be profitable. By having the ability to deleverage the Registrant’s market commitment to below its actual equity during such periods, the Managing Member could help preserve capital while awaiting more favorable market cycles. The Managing Member currently does not intend to use notional equity.

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

The Trading Advisors

Trading for the Registrant is directed by Winton Capital Management Limited (“Winton”) pursuant to its Diversified Program and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program (collectively Winton and Graham are referred to as the “Trading Advisors”). The Managing Member terminated the Trading Advisory Agreements with Graham and Winton effective December 31, 2011. Effective January 1, 2012, the Registrant transitioned from investments in direct managed accounts to accessing the Trading Advisors through the ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of the Managing Member, managed account platform.

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

In November 1986, Mr. Harding left Sabre Fund Management and joined Brockham Securities, the Adam Family sugar trading company, where he assisted in development and marketing of futures fund management services. In February 1987, he left to form Adam, Harding and Lueck Ltd (“AHL”). AHL brought together the programming and system development abilities of Michael Adam and Martin Lueck with Mr. Harding’s research and marketing skills. AHL rapidly became the UK’s most successful CTA and in 1989, The Man Group PLC (formerly ED&F Man PLC) acquired a 51% stake and began distributing AHL’s products globally. Over the next five years, the three principals built a firm with assets under management of $300 million and a staff of nearly 100, including research teams developing mathematical and statistical trading strategies. AHL is still the flagship fund of The Man Group which is a FTSE 100 Company. Mr. Harding was registered with the National Futures Association as an Associate Member and Associated Person of Man AHL USA Corp from July 1988 until January 1996. He was also registered as a Principal of Man AHL USA Corp from July 1988 until February 1995.

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

In August 1996, Mr. Harding left ED&F Man Group and took leave until February 1997. In February 1997, he co-founded Winton with Martin Hunt and Osman Murgian, one of AHL’s early shareholders. Mr. Harding continues to lead Winton’s research efforts.

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

Graham and its principals do not own an Interest in the Registrant.

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

The Administrative Account Broker

UBS Securities LLC serves as the administrative account broker to the Registrant. Margin requirements are satisfied by the deposit of cash with such broker. Accordingly, assets used to meet margin and other regulatory requirements, as applicable are partially restricted. The Registrant earns interest income on credit balances and pays interest expense on debit balances with the broker.

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

Fees and Expenses

Management Fee

Beginning January 1, 2010, Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of Registrant as of the beginning of the month, See Note 4 of Registrant’s 2011 Annual Report filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011.

“Net Asset Value” is the total assets in Registrant less total liabilities of Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

From January 1, 2011 to December 31, 2011, the Registrant paid a monthly fee in the amount of 1/12 of 0.25% of the Registrant’s beginning net asset value to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Member, for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Registrant was charged a monthly fee in the amount of 1/12 of 0.25% within each of WTN and GRM based on their respective beginning of month Allocated Assets.

Trading Advisors’ Fees

The Registrant paid Winton and Graham monthly management fees at an annual rate of 1.5% (2.0% prior to 10/1/10) and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective Trading Advisory Agreements. Additionally, the Registrant paid Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Trading Advisory Agreements.

Effective January 1, 2012, the Registrant pays its pro-rata share of WTN and GRM’s monthly management fees at an annual rate of 1.5% and 2% respectively, as defined in their respective Trading Advisory Agreements. Effective January 1, 2012, the Registrant also pays its pro-rata share of WTN and GRM’s incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” as defined in their respective advisory agreements.

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

Expense Cap

Beginning January 1, 2010, routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2011 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2011 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011.

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

The Managing Member has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2011 Annual Report filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011.

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

The investments in affiliated investment funds are reported in Registrants statements of financial condition and are considered Level 2 investments. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of Registrants valuation by the management of the fund. Generally, the fair value of Registrant’s investments in the funds represents the amount that Registrant could reasonably expect to receive from the funds if Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Registrant believes to be reliable.

Of the Registrant’s investments at March 31, 2012, $16,636,192 or 79.81% of the Registrant’s investments are classified as Level 1 and $4,209,725 or 20.19% as Level 2. Of the Registrant’s investments at December 31, 2011, $8,968,114 or 98.57% of the Registrant’s investments are classified as Level 1 and $130,387 or 1.43% as Level 2. There are no Level 3 investments at March 31, 2012 or December 31, 2011.

The Managing Member has determined that it is in the best interest of the Registrant to invest a portion of its non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investment of non-margin assets. The calculation is based on the average annualized net asset value, and any losses related to returns on the non-margin assets must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment of non-margin assets. If at the end of any calendar year, a loss has been incurred on the returns for the non-margin assets, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the non-margin asset’s income.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Registrant’s financial statements.

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

Subscriptions and Redemptions

First Quarter 2012

Subscriptions of Interests for the First Quarter 2012 were $0. Redemptions of Interests for the First Quarter 2012 were $1,001,884.

First Quarter 2011

Subscriptions of Interests for the First Quarter 2011 were $4,412,339. Redemptions of Interests for the First Quarter 2011 were $3,046,761.

Liquidity

A portion of the Registrant’s net assets has been held in cash, which was used as margin for trading in commodities. In as much as the sole business of the Registrant is to trade in commodities through its investments in CTA Choice segregated series. The Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since the Registrant’s business is to trade futures, forward and options contracts, through its investments in CTA Choice segregated series, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 of the Registrant’s 2011 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts.

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

Market Overview

Following is a market overview for First Quarter 2012 and First Quarter 2011:

First Quarter 2012

The opening quarter of 2012 started on a positive note and ended amid growing buoyancy in the financial markets. The rally in risk assets triggered by the European Central Bank (“ECB”)’s first round of long-term refinancing operations (“LTRO”) on December 21 gathered momentum as it rolled through the first quarter, resulting in the best beginning to a year in a long time. Sovereign spreads narrowed dramatically in Europe and interbank stresses came down thanks to the LTRO. In the meantime, U.S. economic data came in vastly better than expectations. While the GDP growth itself at 3% in the fourth quarter was not spectacular, payroll employment gains were robust, topping 200,000 three months in a row while the unemployment rate declined to 8.2%. Moreover, motor vehicle sales surged past the 15 million mark. Last but not the least, the housing market showed several signs of coming back to life, with housing starts and homebuilder confidence reaching their highest levels since 2008. Relative to the U.S., global economic data was more mixed. Europe remained weak, although the data was better than expected. Meanwhile, emerging markets, notably China and India, showed continued deceleration.

Treasuries experienced their first losing quarter after three consecutive quarters of gains. The yield curve steepened as the flight to safety faded and strong U.S. economic data dampened prospects of monetary easing. The 10-year yield easily surged past the 2.25% mark and came close to the 2.40% level last reached in October 2011 before rallying toward the end of the quarter; it climbed 34 basis points to end the quarter at 2.23%. The 30-year yield soared by 46 basis points to end the quarter at 3.35% while the 5-year yield rose by 21 basis points to 1.04%. The two year yield increased by 8 basis points to 33 basis points. The U.S. Federal Reserve (“Fed”) left policy unchanged during the quarter and notably refrained from indicating any prospect of QE3. The ECB maintained status quo on rates but conducted another round of LTRO on February 21 to provide funding to banks. The Bank of England held rates steady but increased its asset purchase program. The Bank of Japan kept key rates unchanged through the quarter but announced an explicit inflation target (of 1%) for the first time ever.

Currencies: The greenback lost support as flight to safety faded. The Dollar Index declined 1.16%. The euro gained 2.78% against the dollar. The British pound also benefited from the cooling of fears in Europe, gaining 2.88% against the greenback. The risk-on environment, coupled with the Bank of Japan’s announcement of an explicit inflation target, caused the yen to plummet 7.05%. Growing optimism about the global economy and strengthening commodity prices helped the commodity currencies; the Australian and the Canadian dollars gained 1.13% and 1.75%, respectively.

Indices: U.S. equities enjoyed their best first quarter since 1998. The gains were broad-based. Financials led the way as a result of the dwindling fears of a banking crisis in Europe. Technology had an explosive quarter as well. Utilities lagged, partly because unusually warm weather placed a dent on utilization rates. The DowSM, the S&P 500®, and NASDAQ® gained approximately 8.14%, 12.58% and 18.78%, respectively, for the quarter. European stocks too experienced broad-based gains. The STOXX 600, a broad measure of European equities, rose 10.46%, in dollar terms. The CAC®, the DAX® and the FTSE 100® closed the quarter with gains of approximately 8.36%, 17.78%, and 3.52%, respectively. Asian markets were no different. The Nikkei® soared 19.26%, the Hang SengTM surged 11.51%, and the Korean Kospi® rose 10.31%. The Australian All Ordinaries Index increased 7.52%.

Energies: Commodities rallied for the second consecutive quarter as global purchasing managers’ indices showed that global industrial activity appeared to be stabilizing. While much of the commodity complex gained during the quarter, natural gas, coffee, nickel, lean hogs, and live cattle were the notable exceptions. Crude oil increased 3.49% during the quarter and heating oil gained 8.52%. Gasoline surged 19.35% as several refineries were shut down. Natural gas plummeted by 39.78% to its lowest level since 2002 due to rapidly growing supply.

Metals: Gold ended the quarter with a gain of 6.46%, but experienced some sharp reversals during the quarter, especially following the release of Fed meeting minutes suggesting a diminishing need for further stimulus. Silver recorded a robust gain of 16.33%. Base metals, barring nickel, had a solid quarter. Copper and zinc recorded gains of 11.16% and 8.40%, respectively, but nickel fell 4.73%.

Agriculturals/Softs and Livestock: Grains were among the better performers within the agricultural complex. Soybeans gained 17.69% on contoured strong demand from China. Wheat and corn posted increases of 2.45% and 1.28%, respectively. Lean hogs and live cattle registered losses of 4.03% and 2.55%, respectively.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of the First Quarter 2012 and 2011, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the First Quarter 2012 and 2011.

First Quarter 2012

As of March 31, 2012, the allocation of Registrant’s assets, through its investments in CTA Choice segregated series. to major sectors was as follows:

Sector	Allocation
Currencies	22.88%
Energies	12.84%
Grains	6.38%
Indices	21.36%
Interest Rates	0.22%
Meats	6.11%
Metals	27.43%
Tropicals	2.76%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2012 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the Swedish krona and Norwegian krone. The majority of its losses were incurred in the Euro, Swiss franc, and British pound.

Energies: (+) Registrant experienced the majority of its gains in natural gas, RBOB gasoline futures, and brent crude.

Grains: (-) Registrant experienced gains in Kansas wheat and soybean meal. The majority of its losses were incurred in corn and soybeans.

Indices: (+) Registrant experienced gains in the Nasdaq 100 (E-Mini), S&P 500 Mini, and Dow Jones Industrial Average. The majority of its losses were incurred in the Hang Seng and CAC 40.

Interest Rates: (-) Registrant experienced a majority of its gains in the Euribor (Liffe) and German BOBL. The majority of its losses were incurred in U.S. treasury bonds and notes as well as the Aussie 10-year bond.

Meats: (-) Registrant experienced losses in live hogs. Feeder cattle and live cattle traded flat.

Metals: (-) Registrant experienced a majority of its losses were realized in zinc, aluminum, and copper.

Softs: (-) Registrant experienced gains in coffee. Losses were incurred in sugar and cocoa.

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

First Quarter 2012

The Net Asset Value of Registrant as of March 31, 2012 was $24,651,450, a decrease of $1,337,777 from the December 31, 2011 Net Asset Value of $25,989,227, primarily due to the net effect of investor redemptions and negative performance during the quarter.

Registrant’s performance for the First Quarter 2012 was (1.33) %. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s total gains on investments before commissions and related fees for the First Quarter 2012 were approximately $137,000.

Dividend income for the First Quarter 2012 was approximately $51,000, a decrease of approximately $89,000 as compared to the First Quarter 2011.

Commissions and other transaction fees for the First Quarter 2012 were $0, a decrease of approximately $62,000 as compared to the First Quarter 2011, primarily due to the change in structure from investments in direct managed accounts to investments in CTA Choice WTN and GRM, effective January 1, 2012.

Trading Advisor’s management fees for the First Quarter 2012 were $0, a decrease of approximately $157,000 as compared to the First Quarter 2011, primarily due to the change in structure from investments in direct managed accounts to investments in CTA Choice WTN and GRM, effective January 1, 2012.

Management fees to the Managing Member for the First Quarter 2012 were approximately $161,000 a decrease of approximately $78,000 as compared to the First Quarter 2011, primarily due to the net effect of investor redemptions and negative trading performance during the quarter.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the trading advisory Agreements between the Registrant and the Trading Advisors. Incentive fees for the First Quarter 2012 were approximately $0.

ClariTy Managed Account fees for the First Quarter 2012 were $0, a decrease of approximately $23,000 as compared to the First Quarter 2011, primarily due to the change in structure from investments in direct managed accounts to investments in CTA Choice WTN and GRM, effective January 1, 2012.

Service Fees for the First Quarter 2012 were approximately $227,000, a decrease of approximately $80,000 as compared to the First Quarter 2011, primarily due to the net effect of investor redemptions and negative performance during the quarter.

Managing Member interest earned on investment funds for the First Quarter 2012 were approximately $11,000, a decrease of approximately $34,000 as compared to the First Quarter 2011.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the First Quarter 2012 were approximately $74,000.

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

Dividend income for the First Quarter 2011 was approximately $140,000, an increase of approximately $140,000, as compared to the First Quarter 2010, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, see Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2012.

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

Registrant’s contractual obligations are with the Managing Member, the Trading Advisor and its commodity broker. Management fees payable by Registrant to the Trading Advisor and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statements of Financial Condition, therefore a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 to Registrant’s 2011 Annual Report filed as an exhibit to Registrant’s Form 10-K.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures during First Quarter 2012. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of March 31, 2012, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2012 to March 31, 2012, Registrant sold Interests which resulted in aggregate proceeds to Registrant of $0.

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.,
its Managing Member

	By:	/s/ Kenneth A. Shewer		Date: May 15, 2012
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 15, 2012
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)