Form 10-Q
period 2012-06-30
KMP Futures Fund I LLC
filed 2012-08-14
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

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

JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

June 30, 2012 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents (see Note 2)	$3,987,245	$17,885,213
Investment in affiliated investment funds, at fair value (cost $4,028,740 and $0 at June 30, 2012 and December 31, 2011, respectively)	3,175,572	0
Investment in securities, at fair value (cost $14,736,441 and $8,622,642 at June 30, 2012 and December 31, 2011, respectively)	14,796,363	8,622,642
Commodity options owned, at fair value (premiums paid $0 and $260 at June 30, 2012 and December 31, 2011, respectively)	0	44
Net unrealized gain on open futures contracts	0	345,472
Net unrealized gain on open forward contracts	0	130,463

Total assets	$21,959,180	$26,983,834

LIABILITIES
Commodity options written, at fair value (premiums received $0 and $530 at June 30, 2012 and December 31, 2011, respectively)	$0	$120
Management fees payable to Managing Member	23,509	27,620
Interest payable to Managing Member	7,727	0
Accrued expenses payable	114,440	98,939
Service fees payable	64,190	75,036
Redemptions payable	210,188	754,541
Trading advisors’ management fees payable	0	38,351
Trading advisors’ incentive fees payable	0	0

Total liabilities	420,054	994,607

MEMBERS’ CAPITAL (Net Asset Value)	21,539,126	25,989,227

Total liabilities and members’ capital	$21,959,180	$26,983,834

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012		December 31, 2011
	Net Unrealized Gain/(Loss) as a % of Members’ Capital	Net Unrealized Gain/(Loss)	Net Unrealized Gain/(Loss) as a % of Members’ Capital	Net Unrealized Gain/(Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.00%	$0	(0.03)%	$(6,909)
Currencies	0.00%	0	0.14%	35,767
Energies	0.00%	0	0.02%	6,400
Interest rates	0.00%	0	0.66%	167,118
Metals	0.00%	0	0.12%	31,968
Stock indices	0.00%	0	0.04%	11,297

Net unrealized gain on futures contracts purchased	0.00%	0	0.95%	245,641

Futures contracts sold:
Commodities	0.00%	0	(0.04)%	(14,714)
Currencies	0.00%	0	0.38%	99,721
Energies	0.00%	0	0.09%	24,522
Interest rates	0.00%	0	(0.01)%	(1,370)
Metals	0.00%	0	(0.05)%	(11,709)
Stock indices	0.00%	0	0.01%	3,381

Net unrealized gain on futures contracts sold	0.00%	0	0.38%	99,831

Net unrealized gain on open futures contracts	0.00%	$0	1.33%	$345,472

Forward currency contracts purchased:
Net unrealized gain on forward currency contracts purchased	0.00%	$0	0.41%	$106,903

Forward currency contracts sold:
Net unrealized gain on forward currency contracts sold	0.00%	$0	0.09%	$23,560

Net unrealized gain on forward currency contracts	0.00%	$0	0.50%	$130,463

Purchased Options on Futures Contracts
Fair value of options purchased	0.00%	$0	0.00%	$44

Commodity options owned, at fair value (premiums paid $0 and $260 at June 30, 2012 and December 31, 2011, respectively)	0.00%	$0	0.00%	$44

Written Options on Futures Contracts
Fair value of options written	0.00%	$0	0.00%	$(120)

Commodity options written, at fair value (premiums received $0 and $530 at June 30, 2012 and December 31, 2011, respectively)	0.00%	$0	0.00%	$(120)

The condensed schedules of investments continue on page 4.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012		December 31, 2011
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in Securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 729,835.58 and 0 at June 30, 2012 and December 31, 2011, respectively)	34.33%	$7,393,234	0.00%	$0
T. Rowe Price Short-Term Bond Fund (shares 1,529,572.08 and 1,792,649.060 at June 30, 2012 and December 31, 2011, respectively)	34.37%	7,403,129	33.18%	8,622,642

Total investment in Securities (cost $14,736,441 and $8,622,642 at June 30, 2012 and December 31, 2011, respectively)	68.70%	$14,796,363	33.18%	$8,622,642

Investment in Affiliated Investment Funds:
CTA Choice GRM	9.64%	$2,076,656	0.00%	$0
CTA Choice WTN	5.10%	1,098,916	0.00%	0

Total investment in affiliated investment funds (cost $4,028,740 and $0 at June 30, 2012 and December 31, 2011, respectively)	14.74%	$3,175,572	0.00%	$0

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUE
Realized	$6,997	$(19,829)	$479,789	$487,251
Change in unrealized	33,182	(415,438)	(416,207)	(821,017)
Dividend income	50,941	134,119	101,994	274,170
Interest income	523	0	1,773	0

Net gain/(loss) from trading assets	91,643	(301,148)	167,349	(59,596)

Net realized gain/(loss) on investments in affiliated investment funds	(343,277)	0	59,121	0
Net change in unrealized depreciation on investments in affiliated investment funds	(512,032)	0	(853,168)	0

Net loss from investments in affiliated investment funds	(855,309)	0	(794,047)	0

Total loss on investments	(763,666)	(301,148)	(626,698)	(59,596)

EXPENSES
Interest expenses	0	1,876	0	3,276
Brokerage commissions	0	49,810	0	111,369
Management fees to Managing Member	154,520	215,821	315,741	454,966
ClariTy Managed Account fees	0	21,196	0	43,931
Managing member interest earned on investment funds	42,567	28,757	53,485	74,227
Services fees (see Note 6)	202,884	292,888	429,638	599,382
Trading advisors’ management fees	0	145,973	0	302,984
Trading advisors’ incentive fees	0	225	0	8,473
Operating expenses	98,353	91,043	172,321	185,418

Total expenses (1)	498,324	847,589	971,185	1,784,026
General and administrative expenses refunded to the Managing Member and affiliates	0	42,260	0	0

Net expenses	498,324	889,849	971,185	1,784,026

Net loss	$(1,261,990)	$(1,190,997)	$(1,597,883)	$(1,843,622)

(1)	Brokerage commissions, ClariTy Managed Account fees, Trading Advisors’ management and incentive fees, and administrator fees which were paid directly and are a part of the operating expenses during 2011, are now paid indirectly and are included in net loss from investments in affiliated investment funds starting January 1, 2012.

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

Members’ Capital
Six months ended June 30, 2012

Members’ capital at December 31, 2011	$25,989,227
Additions	0
Redemptions	(2,852,218)
Net loss for the six months ended June 30, 2012	(1,597,883)

Members’ capital at June 30, 2012	$21,539,126

Six months ended June 30, 2011

Members’ capital at December 31, 2010	$33,257,071
Additions	4,412,339
Redemptions	(4,541,087)
Net loss for the six months ended June 30, 2011	(1,843,622)

Members’ capital at June 30, 2011	$31,284,701

See accompanying notes.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    ORGANIZATION

A.	General Description of the Company

KMP Futures Fund I LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Company (the “Operating Agreement”). The Company was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Company is December 31.

Kenmar Preferred Investments Corp. (“Kenmar Preferred” or “Managing Member”) is the managing owner of each of the Company’s fund members (through their dissolution), is the Managing Member of the Company, and has been delegated administrative authority over the operations of the Company.

The Company is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company is subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).

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

On July 30, 2010, pursuant to Section 13.1(h) of the Trust Agreement of World Monitor Trust II, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member Series E, determined to dissolve Member Series E effective as of the close of business on September 30, 2010. Investors in Member Series E who elected not to redeem as of September 30, 2010 received a pro rata distribution of their interest in Member Series E on September 30, 2010 and replaced it with a direct ownership interest in the Company on October 1, 2010.

On December 1, 2010, Member KGT became a member of the Company and received a voting membership interest in the Company. On December 10, 2010, pursuant to Member KGT’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member KGT, determined to dissolve Member KGT effective as of the close of business on December 31, 2010.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.    ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Investors in Member KGT who elected not to redeem as of December 31, 2010 received a pro rata distribution of their interest in Member KGT on December 31, 2010 and replaced it with a direct ownership interest in the Company on January 1, 2011. Subsequent to the liquidation of Member KGT on December 31, 2010, the payables to and receivables from KGT were amalgamated. Final liquidation payments were made to Member KGT in February 2011.

Member Series E and Member KGT filed with the Securities Exchange Commission (“SEC”) on October 5, 2010 and January 6, 2011, respectively, to de-register their respective interests under Section 12(g) of the Securities Exchange Act of 1934. Member Series E and Member KGT are no longer subject to the reporting requirements of the SEC and the CFTC upon their dissolution on September 30, 2010 and December 31, 2010, respectively.

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

The Managing Member terminated the Trading Advisory Agreements with Winton and Graham effective December 31, 2011. The Managing Member may terminate any current Managed Account agreement with an Advisor or select new Trading Advisors including affiliated investment funds, from time-to-time, in its sole discretion, in order to achieve the goals of the Company.

Effective January 1, 2012, the Company allocated approximately one-half of its net assets to each of the following affiliated investment funds: CTA Choice GRM (“GRM”) and CTA Choice WTN (“WTN”), both segregated series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company. Graham is the Trading Advisor for GRM and manages the assets pursuant to its K4D-15V Program. Winton is the Trading Advisor for WTN and manages the assets pursuant to its Winton’s Diversified Program. Any loss carry forward from the Company’s Graham and Winton managed accounts were transferred over to the Company’s member interests in GRM and WTN, respectively, effective January 1, 2012.

ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by the CTA Choice’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

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

The condensed statement of financial condition, including the condensed schedules of investments, as of June 30, 2012, the condensed statements of operations for the three months ended June 30, 2012 (“Second Quarter 2012”) and for the six months ended June 30, 2012 (“Year-To-Date 2012”) and for the three months ended June 30, 2011 (“Second Quarter 2011”) and for the six months ended June 30, 2011 (“Year-To-Date 2011”), and the condensed statements of changes in members’ capital for the Year-To-Date 2012 and Year-To-Date 2011, are unaudited.

In the opinion of the Managing Member, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of June 30, 2012 and the results of its operations for the Second Quarter 2012, Second Quarter 2011, and the Year-To-Date 2012 and Year-To-Date 2011. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Generally, the fair value of the Company’s investments in the affiliated investment funds represents the fund’s net asset value which is the amount that the Company could reasonably expect to receive from the funds if the Company’s investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

Investments in securities consist of publicly-traded mutual funds. Publicly-traded mutual funds are valued using the net asset value on the last day of the period. Realized gains and losses from investment securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

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

The Company considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). In determining the level, the Company considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Company also considers the nature of the portfolios of the underlying affiliated investment funds and their ability to liquidate their underlying investments. The Company has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investments in affiliated investment funds as Level 2 using the fair value hierarchy. The Level 2 investments in affiliated investment funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in affiliated investment funds is at fair value.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

There are no Level 3 investments on June 30, 2012 or December 31, 2011.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Investment in affiliated investment funds, at fair value	$0	$3,175,572	$0	$3,175,572
Investment in securities, at fair value	$14,796,363	$0	$0	$14,796,363

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$345,472	$0	$0	$345,472
Net unrealized gain on open forward contracts	$0	$130,463	$0	$130,463
Investment in securities, at fair value	$8,622,642	$0	$0	$8,622,642
Commodity options owned, at fair value	$0	$44	$0	$44

Liabilities:
Commodity options owned, at fair value	$0	$(120)	$0	$(120)

B.	Cash and Cash Equivalents

Cash and cash equivalents represents amounts deposited with a bank and clearing broker, a portion of which was restricted prior to January 1, 2012 when the Company engaged the Trading Advisors, for purposes of meeting margin requirements which typically ranged from 0% to 35% of the notional amounts of the derivatives traded. A portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank. As of June 30, 2012 and December 31, 2011, $0 and $303,663 are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents (Continued)

The Company has cash and investments in securities on deposit with financial institutions and their related brokerage entities which may exceed insured balance limits. In the event of a financial institution’s insolvency, recovery of cash and investments in securities on deposit may be limited to account insurance or other protection afforded such deposits.

C.	Income Taxes

The Company is treated as a partnership for U.S. federal income tax purposes. As such, the Company is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

D.	Capital Accounts

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

E.	Foreign Currency Transactions

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Interest Income and Dividend Income

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

G.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, net asset value is calculated per each Member’s capital account balance after allocations of net income/(loss) to such Member’s account.

H.	Investments in Affiliated Investment Funds

The investments in affiliated investment funds are reported in the Company’s condensed statements of financial condition. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the fund. Generally, the fair value of the Company’s investments in the affiliated investment funds represents the amount that the Company could reasonably expect to receive from the funds if the Company’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

Note 3.    FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company, subject to an operating expense cap of 1.5% of the Company’s net asset value per annum. Operating expenses include legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

B.	Management and Incentive Fees

Through December 31, 2011, the Company directly paid Winton and Graham monthly management fees at annual rates of 1.5% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective Trading Advisory Agreements. Additionally, the Company directly paid Winton and Graham incentive fees accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Trading Advisory Agreements.

Effective January 1, 2012, the Company indirectly pays its pro-rata share of WTN and GRM’s monthly management fees at annual rates of 1.5% and 2% respectively, as defined in their respective Trading Advisory Agreements. Additionally, the Company also indirectly pays WTN and GRM’s incentive fees accrued monthly and paid quarterly of 20% and 20%, respectively, for achieving “New High Net Trading Profits” in the Company’s capital accounts with WTN and GRM as defined in their respective Trading Advisory Agreements.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.    FEES (CONTINUED)

B.	Management and Incentive Fees (Continued)

For the Second Quarter 2012 and the Second Quarter 2011, management fees earned totaled $0 and $145,973, respectively. Beginning January 1, 2012, the Company pays management fees indirectly through its investments in the affiliated investment funds. For the Second Quarter 2012, the Company paid management fees amounting to $102,642 which is reflected within the respective Net Asset Values of each of the affiliated investment funds.

For the Second Quarter 2012 and the Second Quarter 2011, incentive fees earned totaled $0 and $225, respectively. Beginning January 1, 2012, the Company pays incentive fees indirectly through its investments in the affiliated investment funds. For the Second Quarter 2012, the Company paid incentive fees amounting to $0 which is reflected within the respective Net Asset Values of each of the affiliated investment funds.

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s commodity trading activities. These activities were charged indirectly through the Company’s affiliated investment funds and are reflected within the respective Net Asset Values of each of the affiliated investment funds.

Note 4.    MANAGING MEMBER AND AFFILIATES

Effective January 1, 2010, the Company’s management fees to Kenmar Preferred (previously administrative services fees paid by the Members at the Member level) and operating expense cap are both calculated on the net assets of the Company at rates of 6.0% and 1.5% per annum, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Managing Member has determined that it is in the best interest of the Company to invest a portion of its non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investment of non-margin assets. The calculation is based on the average annualized net asset value, and any losses related to returns on the non-margin assets must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investment of non-margin assets. If at the end of any calendar year, a loss has been incurred on the returns for the non-margin assets, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the non-margin asset’s income. For the Second Quarter 2012 and the Second Quarter 2011, the Managing Member’s portion of interest earned on the non-margin assets amounted to $42,567 and $28,757, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.    MANAGING MEMBER AND AFFILIATES (CONTINUED)

From January 1, 2011 to December 31, 2011, the Company paid a monthly fee in the amount of 1/12 of 0.25% of the Company’s beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Company pays this fee indirectly through its investments in WTN and GRM based on their respective beginning of month Allocated Assets.

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

Effective June 1, 2011, the Company replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company as administrator and AlphaMetrix 360, LLC Services Agreement with the Company was terminated effective close of business on May 31, 2011.

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

For the Second Quarter 2012 and the Second Quarter 2011, the Company paid administrator fees of $0 and $11,706, respectively. Beginning January 1, 2012, the Company now pays administrator fees indirectly through its investments in the affiliated investment funds. For the Second Quarter 2012, the Company paid administrator fees amounting to $7,723 which is reflected within the respective Net Asset Values of each of the affiliated investment funds.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.    INVESTMENTS IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2012, the Company invested its assets in affiliated investment funds. The Company’s investments in affiliated investment funds represent approximately 14.74% of the net asset value of the Company at June 30, 2012. The investments in the affiliated investment funds are reported in the Company’s condensed statements of financial condition at their fair value and are subject to the terms of the organizational and offering documents of the affiliated investment funds.

The following table summarizes the change in fair value of the Company’s Level 2 investment in affiliated investment funds as of June 30, 2012.

	Net Asset Value December 31, 2011	Purchases (1)	(Loss)	Redemptions	Net Asset Value June 30, 2012
CTA Choice GRM	$0	$4,672,150	$(235,395)	$(2,360,099)	$2,076,656
CTA Choice WTN	0	4,686,278	(558,652)	(3,028,710)	1,098,916

Total	$0	$9,358,428	$(794,047)	$(5,388,809)	$3,175,572

(1)	Included in the purchases are contributions of open futures, open forwards, and options contracts with a fair value of $475,859.

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

The Company’s investments in the affiliated investment funds are notionally funded, and the following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from the Company if requested by the affiliated investment funds to meet margin calls in accordance with the governing documents. The Company’s capital commitment to the affiliated investment funds is disclosed below.

	Total Capital Commitment June 30, 2012	Net Asset Value June 30, 2012	Remaining Capital Commitment June 30, 2012
CTA Choice GRM	$10,693,954	$2,076,656	$8,617,298
CTA Choice WTN	10,731,712	1,098,916	9,632,796

Total	$21,425,666	$3,175,572	$18,250,094

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.    INVESTMENTS IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The Company’s investments in the affiliated investment funds are subject to the market and credit risks of securities held or sold short by their respective affiliated investment fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.    RELATED PARTIES

The Company reimburses Kenmar Preferred and its affiliates for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Management fees to Managing Member	$154,520	$215,821	$315,741	$454,966
ClariTy Managed Account fees to affiliate	0	21,196	0	43,931

General and administrative (operating expense)	21,448	17,035	57,892	46,095
Managing Member interest on investment funds payable	42,567	28,757	53,485	74,227

Total	$218,535	$282,809	$427,118	$619,219

General and administrative expenses refunded to the Managing Member and its affiliates	0	42,260	0	0

Total	$218,535	$325,069	$427,118	$619,219

The Managing Member is also reimbursed for administrative and legal expenses incurred for services performed on behalf of the Company. Such expenses reimbursed to the Managing Member by the Company totaled $46,128 and $62,922 for the Second Quarter 2012 and the Second Quarter 2011, respectively, and are included in operating expenses in the condensed statement of operations.

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

Note 10.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivative assets by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of December 31, 2011 are included in the condensed schedules of investments. As of December 31, 2011, all of the derivatives held were not designated as hedging instruments. No derivative instruments were directly held by the Company as of June 30, 2012. Derivative trading activity is now conducted indirectly within the affiliated investment funds.

Specific derivative instruments

The following presents the fair value of derivative contracts at June 30, 2012 and December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statements of financial condition.

	June 30, 2012			December 31, 2011
Description	Assets	Liabilities	Net	Assets	Liabilities	Net
Futures Contracts	$0	$0	$0	$491,080	$(145,608)	$345,472
Forward Contracts	0	0	0	624,559	(494,096)	130,463
Option Contracts	0	0	0	44	(120)	(76)

Total gross fair value of derivatives	$0	$0	$0	$1,115,683	$(639,824)	$475,859

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Second Quarter 2012 and 2011 and the Year-To-Date 2012 and 2011 is as follows:

	Trading Revenue for the
	Second Quarter 2012	Second Quarter 2011	Year-To-Date 2012	Year-To-Date 2011
Type of Instrument
Commodities Contracts	$0	$(701,764)	$0	$(51,343)
Currencies Contracts	0	158,225	0	61,341
Interest Rate Contracts	0	(16,338)	0	(237,705)
Stock Indices Contracts	0	(124,331)	0	(153,630)
Purchased Options on Futures Contracts	0	(561)	0	(1,403)
Written Options on Futures Contracts	0	1,043	0	2,680
Forward Currency Contracts	0	101,511	0	(115,595)

Total	$0	$(582,215)	$0	$(495,655)

Condensed Statements of Operations
Realized	$0	$7,018	$476,129	$532,961
Change in unrealized	0	(589,233)	(476,129)	(1,028,616)

Total	$0	$(582,215)	$0	$(495,655)

For the Second Quarter 2011 and Year-To-Date 2011, the total number of closed futures contracts was approximately 7,969 and 20,118, respectively, the total number of closed option contracts was 5 and 13, respectively, and the average monthly notional value of forwards contracts closed was approximately $552,482,673 and $589,399,234, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures, options and forward contracts closed and settled in cash during the Second Quarter 2011 and Year-To-Date 2011.

No derivative instruments were held directly by the Company during the Second Quarter 2012 and Year-To-Date 2012.

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

At June 30, 2012 and December 31, 2011, such segregated assets totaled $0 and $4,630,391, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $0 and $217,318 at June 30, 2012 and December 31, 2011, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2012, the Company had no open futures or forward currency contracts as the Company has transitioned from investments in direct Managed Accounts to accessing the Trading Advisors through CTA Choice’s managed account platform.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.    FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Second Quarter and Year-To-Date 2012 and 2011. This information has been derived from information presented in the financial statements.

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2012		June 30, 2011
	Member	Member	Member	Member
Total return: (1), (3)
Total return before incentive fee	(5.44)%	(6.69)%	(3.68)%	(5.42)%
Incentive fee	0.00%	0.00%	0.01%	0.00%

Total return after incentive fee	(5.44)%	(6.69)%	(3.67)%	(5.42)%

Ratios to average net asset values:
Expenses prior to incentive fee (4), (5)	7.84%	7.54%	10.71%	10.46%
Incentive fee (3)	0.00%	0.00%	0.00%	0.02%

Total expenses and incentive fee (5)	7.84%	7.54%	10.71%	10.48%

Net investment loss (2), (4), (5)	(7.69)%	(7.13)%	(9.09)%	(8.84)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Includes realized and unrealized gains (losses) on securities transactions.
(2)	Represents interest and dividend income less total expenses (exclusive of incentive fee).
(3)	Not annualized.
(4)	Annualized
(5)

Beginning January 1, 2012, trading advisor management and incentive fees and various other operating expenses charged indirectly within the Company’s investments in affiliated investment funds are now included in total return.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.    SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of July 31, 2012:

	Total Capital Commitment July 31, 2012	Net Asset Value July 31, 2012	Remaining Capital Commitment July 31, 2012
CTA Choice GRM	$11,547,357	$3,223,942	$8,323,415
CTA Choice WTN	11,285,607	1,230,982	10,054,625

Total	$22,832,964	$4,454,924	$18,378,040

From July 1, 2012 through August 13, 2012, there were estimated redemptions of $102,635 effective July 31, 2012.

Effective July 1, 2012, Kenmar Preferred, ClariTy, and KGIM changed their names to Kenmar Preferred Investments, L.P., ClairTy Managed Account & Analytics Platform, L.P. and Kenmar Global Investment Management, L.P., respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2012 (“Second Quarter 2012”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

KMP Futures Fund I LLC (the “Registrant”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Registrant will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Registrant (the “Operating Agreement”). The Registrant was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Registrant is December 31.

Kenmar Preferred Investments Corp. (“Kenmar Preferred” or “Managing Member”) is the managing owner of each of the Registrant’s fund members (through their dissolution), is the Managing Member of the Registrant, and has been delegated administrative authority over the operations of the Registrant.

The Registrant is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Registrant is subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).

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

On July 30, 2010, pursuant to Section 13.1(h) of the Trust Agreement of World Monitor Trust II, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member Series E, determined to dissolve Member Series E effective as of the close of business on September 30, 2010. Investors in Member Series E who elected not to redeem as of September 30, 2010 received a pro rata distribution of their interest in Member Series E on September 30, 2010 and replaced it with a direct ownership interest in the Registrant on October 1, 2010.

On December 1, 2010, Member KGT became a member of the Registrant and received a voting membership interest in the Registrant. On December 10, 2010, pursuant to Member KGT’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Member KGT, determined to dissolve Member KGT effective as of the close of business on December 31, 2010.

Investors in Member KGT who elected not to redeem as of December 31, 2010 received a pro rata distribution of their interest in Member KGT on December 31, 2010 and replaced it with a direct ownership interest in the Registrant on January 1, 2011. Subsequent to the liquidation of Member KGT on December 31, 2010, the payables to and receivables from KGT were amalgamated. Final liquidation payments were made to Member KGT in February 2011.

Member Series E and Member KGT, filed with the Securities and Exchange Commission (“SEC”) on October 5, 2010 and January 6, 2011, respectively, to de-register their respective interests under Section 12(g) of the Securities Exchange Act of 1934. Member Series E and Member KGT are no longer subject to the reporting requirements of the SEC and the CFTC upon their dissolution on September 30, 2010 and December 31, 2010, respectively.

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

The Managing Member terminated the Trading Advisory Agreements with Winton and Graham effective December 31, 2011.

Effective January 1, 2012, the Registrant allocated approximately one-half of its net assets to each of the following affiliated investments funds: CTA Choice GRM (“GRM”) and CTA Choice WTN (“WTN”), both segregated series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company. Graham is the Trading Advisor for GRM and manages the assets pursuant to its K4D-15V Program. Winton is the Trading Advisor for WTN and manages the assets pursuant to its Winton’s Diversified Program. Any loss carry forward from the Registrant’s Graham and Winton managed accounts were transferred over to the Registrant’s member interests in GRM and WTN, respectively, effective January 1, 2012.

ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple series, each established pursuant to a separate Certificate of Designation prepared by the CTA Choice’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

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

The Trading Advisors

Trading for the Registrant is directed by Winton pursuant to its Diversified Program and Graham pursuant to its K4D-15V Program. The Managing Member terminated the Trading Advisory Agreements with Graham and Winton effective December 31, 2011. Effective January 1, 2012, the Registrant transitioned from investments in direct managed accounts to accessing the Trading Advisors through ClariTy.

The Managing Member may terminate any current Managed Account agreement with an Advisor or select new Trading Advisors including affiliated investment funds, from time-to-time, in its sole discretion, in order to achieve the goals of the Registrant.

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

Effective June 1, 2011, the Registrant replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, as administrator and AlphaMetrix 360, LLC Services Agreement with the Registrant was terminated effective close of business on May 31, 2011.

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

From January 1, 2011 to December 31, 2011, the Registrant paid a monthly fee in the amount of 1/12 of 0.25% of the Registrant’s beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Registrant is being charged a monthly fee in the amount of 1/12 of 0.25% within each of WTN and GRM based on their respective beginning of month Allocated Assets.

Trading Advisors’ Fees

Through December 31, 2011, the Registrant directly paid Winton and Graham monthly management fees at annual rates of 1.5% (2.0% prior to 10/1/10) and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective Trading Advisory Agreements. Additionally, the Registrant paid Winton and Graham incentive fees accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Trading Advisory Agreements.

Effective January 1, 2012, the Registrant indirectly pays WTN and GRM’s monthly management fees at annual rates of 1.5% and 2% respectively, as defined in their respective Trading Advisory Agreements. Effective January 1, 2012, the Registrant also pays its pro-rata share of WTN and GRM’s incentive fees accrued monthly and paid quarterly of 20% and 20%, respectively, for achieving “New High Net Trading Profits” in the Registrant’s capital accounts with WTN and GRM as defined in their respective advisory agreements.

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

Brokerage Commissions and Fees

Registrant pays, through its pro-rata share of WTN and GRM, to the clearing brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with Registrant’s trading activities. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Revenue in the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying affiliated investment funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the condensed financial statements) and classified its investments in affiliated investment funds as Level 2 using the fair value hierarchy. Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investments in affiliated investment funds are reported in Registrant’s statements of financial condition and are considered Level 2 investments. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of Registrant’s valuation by the management of the fund. Generally, the fair value of Registrant’s investments in the funds represents the amount that Registrant could reasonably expect to receive from the funds if Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Registrant believes to be reliable.

Of the Registrant’s investments at June 30, 2012, $14,796,363 or 82.33% of the Registrant’s investments are classified as Level 1 and $3,175,572 or 17.67% as Level 2. Of the Registrant’s investments at December 31, 2011, $8,968,114 or 98.57% of the Registrant’s investments are classified as Level 1 and $130,387 or 1.43% as Level 2. There are no Level 3 investments at June 30, 2012 or December 31, 2011.

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

Subscriptions and Redemptions

Second Quarter 2012

Subscriptions of Interests for the Second Quarter 2012 were $0. Redemptions of Interests for the Second Quarter 2012 were $1,850,334.

Second Quarter 2011

Subscriptions of Interests for the Second Quarter 2011 were $0. Redemptions of Interests for the Second Quarter 2011 were $1,494,326.

Liquidity

A portion of the Registrant’s net assets has been held in cash, which was used as margin for trading in commodities. In as much as the sole business of the Registrant is to trade in commodities through its investments in CTA Choice segregated series, the Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since the Registrant’s business is to trade futures, forward and options contracts through its investments in CTA Choice segregated series, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 of the Registrant’s 2011 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts.

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

Market Overview

Following is a market overview for Second Quarter 2012 and Second Quarter 2011:

Second Quarter 2012

The optimism that marked the opening quarter of 2012 rapidly faded in the second quarter amid renewed worries in Europe, the marked softening of US economic conditions, and the sharp deceleration in the major emerging economies. The relief provided by the ECB’s long-term refinancing operation (LTRO) proved short-lived. Spain’s rapidly worsening economy and its increasingly beleaguered banks raised worries in Europe. Sovereign spreads widened again. In the meantime, US economic data cooled in the second quarter, dousing hopes that had been raised during the winter months. Payroll employment gains dwindled, GDP growth for the first quarter came in below 2%, and the second quarter looked worse. Moreover, the consumer appeared to tire, with retail sales declining in each month of the second quarter. More striking was the sharp and unexpected weakness emanating from the emerging markets, notably the BRIC countries. China, India, and Brazil all showed steep deceleration in economic growth, industrial production, and credit extension.

Interest Rates: Treasuries experienced their biggest rally since the third quarter of 2011, amid a massive flight to safety worldwide. Yields across the yield curve fell, from the 5-year note to the long bond, although the yield on the 2-year note remained unchanged. The yield curve flattened. The 10-year yield declined 56 basis points to end the quarter at 1.67%. At one point during the quarter the 10-year yield fell below 1.50%, reaching a new record low. The 30-year yield also reached a new record low during the quarter. The yield fell 59 basis points to end the quarter at 2.76%. The 5-year too experienced a substantial decline in yield. The yield on the 5-year note dropped 32 basis points to 72 basis points, which was a record low. The Fed extended Operation Twist to the end of the year but otherwise left policy unchanged. The European Central Bank, the Bank of England, and the Bank of Japan all maintained status quo.

Currencies: The greenback rallied amid renewed flight to safety. The Dollar Index gained 3.3%, reaching the highest levels since August 2010. The euro dropped 4.99% against the dollar. The British Pound also declined, falling 1.87% against the greenback. The risk-off environment favored the yen, which gained 3.15%. Growing fears over global industrial production and lowering commodity prices caused the commodity currencies to decline; the Australian and the Canadian dollars fell 1.26% and 2.00%, respectively.

Indices: US equities lost ground in the second quarter. The losses were broad-based. Financials and energies were the top detractors. JP Morgan’s fiasco and European banking problems adversely affected the financials while plunging crude prices affected the energy sector. The Dow, the S&P 500, and NASDAQ fell 2.51%, 2.75% and 5.06%, respectively, for the quarter. European stocks too experienced broad-based declines. The STOXX 600, a broad measure of European equities, dropped 9.10%, in dollar terms. The CAC, the DAX and the FTSE 100 closed the quarter with losses of approximately 6.63%, 7.64%, and 3.42%, respectively. Asian markets were no different. The Nikkei plunged 10.68%, the Hang Seng fell 5.42%, and the Korean Kospi dropped 7.95%. The Australian All Ordinaries Index fell 6.44%.

Energies: Commodities experienced significant losses in the second quarter as global purchasing managers’ indexes showed that global industrial activity appeared to be weakening. While much of the commodity complex lost ground during the quarter, natural gas, lean hogs, wheat, soybean, and corn were the notable exceptions. Crude oil declined 19.26% during the quarter, and heating oil lost 17.04%. Gasoline dropped 19.37%. Natural gas on the other hand surged 31.23%, fueled by unexpectedly bullish storage data.

Metals: With central banks staying put, gold had no drivers and ended the quarter with a loss of 4.37%. Silver plummeted 16.67%. Base metal prices fell across the board. Copper, nickel, aluminum, and zinc recorded losses of 10.99%, 8.20%, 10.28%, and 6.48%, respectively.

Agriculturals/Softs and Grains: Grains were among the better performers within the agricultural complex, thanks to growing evidence of drought in the United States and extreme weather in some other parts of the world. Wheat, soybeans, and corn gained 12.48%, 6.46%, and 2.67%, respectively. Lean hogs surged 14.05%. The softs complex suffered sharp declines as did cotton.

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

Agriculturals/Softs and Grains: Grains suffered from the strong USDA report showing acreage and inventories well above analysts’ expectations. Wheat plunged 27.2%. Corn and soybeans fell 15.0% and 5.7%, respectively. Cotton corrected from its all time high, declining 14.1%. The softs complex went against the trend in the broader agricultural complex, with sugar, coffee and cocoa all recording gains.

Sector Performance

Due to the nature of Registrant’s direct and indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of the Second Quarter 2012 and 2011, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s direct and indirect trading results for the major sectors in which Registrant traded for the Second Quarter 2012 and 2011.

Second Quarter 2012

As of June 30, 2012, the allocation of Registrant’s assets, through its investments in CTA Choice segregated series, to major sectors was as follows:

Sector	Allocation
Currencies	25.01%
Energies	8.52%
Grains	5.60%
Indices	20.06%
Interest Rates	28.58%
Meats	0.24%
Metals	9.61%
Tropicals	2.38%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded indirectly for Second Quarter 2012 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the euro and the Aussie dollar. The majority of its losses were incurred in the British pound and Japanese yen.

Energies: (-) Registrant experienced the majority of its losses in RBOB gasoline, brent crude, and gas oil.

Grains: (-) Registrant experienced gains in soybeans and cotton. Losses were incurred in corn, bean oil, and wheat.

Indices: (-) Registrant experienced the majority of its gains in the CAC 40 and the S&P TSE 60 Index. The majority of its losses were incurred in the Tokyo Stock Index, S+P 500 Mini Index, and Nikkei.

Interest Rates: (+) Registrant experienced a majority of its gains in the bond, U.S. Treasury note, and the Aussie 10 year bond. The majority of its losses were incurred in sterling.

Meats: (+) Registrant experienced gains in live hogs. Losses were incurred in the live cattle.

Metals: (+) Registrant experienced gains in aluminum, silver, zinc, and nickel. Losses were incurred in gold.

Softs: (-) Registrant experienced gains in coffee. Losses were incurred in cocoa, orange juice, and sugar.

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

Second Quarter 2012

The Net Asset Value of Registrant as of June 30, 2012 was $21,539,126, a decrease of $3,112,324 from the March 31, 2012 Net Asset Value of $24,651,450, primarily due to investor redemptions and negative performance during the quarter.

Registrant’s performance for the Second Quarter 2012 was (5.44%). Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s total losses on investments before commissions and related fees for the Second Quarter 2012 were approximately $815,000.

Dividend income for the Second Quarter 2012 was approximately $51,000, a decrease of approximately $83,000 as compared to the Second Quarter 2011.

Commissions and other transaction fees, which are now paid indirectly through the affiliated investment funds and are reflected within the respective net asset values of each of the affiliated investment funds, for the Second Quarter 2012 were approximately $28,000, a decrease of approximately $22,000 as compared to the Second Quarter 2011, primarily due to the decrease in net asset value discussed above.

Trading Advisor’s management fees, which are now paid indirectly through the affiliated investment funds and are reflected within the respective net asset values of each of the affiliated investment funds, for the Second Quarter 2012 were approximately $103,000, a decrease of approximately $43,000 as compared to the Second Quarter 2011, primarily due to the decrease in net asset value discussed above.

Management fees to the Managing Member for the Second Quarter 2012 were approximately $155,000, a decrease of approximately $61,000 as compared to the Second Quarter 2011, primarily due to investor redemptions and negative trading performance during the quarter.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the trading advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are now paid indirectly through the affiliated investment funds and are reflected within the respective net asset values of each of the affiliated investment funds, for the Second Quarter 2012 were $0.

ClariTy Managed Account fees, which are now paid indirectly through the affiliated investment funds and are reflected within the respective net asset values of each of the affiliated investment funds, for the Second Quarter 2012 were $15,000, a decrease of approximately $6,000 as compared to the Second Quarter 2011, primarily due to the decrease in net asset value discussed above.

Service Fees for the Second Quarter 2012 were approximately $203,000, a decrease of approximately $90,000 as compared to the Second Quarter 2011, primarily due to investor redemptions and negative performance during the quarter.

Managing Member interest earned on investment funds for the Second Quarter 2012 were approximately $43,000, an increase of approximately $14,000 as compared to the Second Quarter 2011.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Second Quarter 2012 were approximately $98,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended under the Exchange Act, are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures during Second Quarter 2012. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of June 30, 2012, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

From January 1, 2012 to June 30, 2012, Registrant sold Interests which resulted in aggregate proceeds to Registrant of $0.

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments Corp.,
its Managing Member

	By:	/s/ Kenneth A. Shewer	Date: August 14, 2012
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 14, 2012
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)