Form 10-Q
period 2012-09-30
KMP Futures Fund I LLC
filed 2012-11-14
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012

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

KMP FUTURES FUND I LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2012 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2012 (Unaudited) and December 31, 2011

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents (see Note 2)	$2,985,447	$17,885,213
Investment in Affiliated Investment Funds, at fair value (cost $4,694,582 and $0 at September 30, 2012 and December 31, 2011, respectively)	3,920,996	0
Investment in securities, at fair value (cost $14,088,784 and $8,622,642 at September 30, 2012 and December 31, 2011, respectively)	14,199,534	8,622,642
Commodity options owned, at fair value (premiums paid $0 and $260 at September 30, 2012 and December 31, 2011, respectively)	0	44
Net unrealized gain on open futures contracts	0	345,472
Net unrealized gain on open forward contracts	0	130,463

Total assets	$21,105,977	$26,983,834

LIABILITIES
Commodity options written, at fair value (premiums received $0 and $530 at September 30, 2012 and December 31, 2011, respectively)	$0	$120
Management fees payable to Managing Member	22,716	27,620
Interest payable to Managing Member	10,241	0
Accrued expenses payable	106,755	98,939
Service fees payable	61,353	75,036
Redemptions payable	141,688	754,541
Trading Advisors’ management fees payable	0	38,351
Trading Advisors’ incentive fees payable	0	0

Total liabilities	342,753	994,607

MEMBERS’ CAPITAL (Net Asset Value)	20,763,224	25,989,227

Total liabilities and members’ capital	$21,105,977	$26,983,834

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012		December 31, 2011
	Net Unrealized Gain/(Loss) as a % of Members’ Capital	Net Unrealized Gain/(Loss)	Net Unrealized Gain/(Loss) as a % of Members’ Capital	Net Unrealized Gain/(Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.00%	$0	(0.03)%	$(6,909)
Currencies	0.00%	0	0.14%	35,767
Energies	0.00%	0	0.02%	6,400
Interest rates	0.00%	0	0.66%	167,118
Metals	0.00%	0	0.12%	31,968
Stock indices	0.00%	0	0.04%	11,297

Net unrealized gain on futures contracts purchased	0.00%	0	0.95%	245,641

Futures contracts sold:
Commodities	0.00%	0	(0.04)%	(14,714)
Currencies	0.00%	0	0.38%	99,721
Energies	0.00%	0	0.09%	24,522
Interest rates	0.00%	0	(0.01)%	(1,370)
Metals	0.00%	0	(0.05)%	(11,709)
Stock indices	0.00%	0	0.01%	3,381

Net unrealized gain on futures contracts sold	0.00%	0	0.38%	99,831

Net unrealized gain on open futures contracts	0.00%	$0	1.33%	$345,472

Forward currency contracts purchased:
Net unrealized gain on forward currency contracts purchased	0.00%	$0	0.41%	$106,903

Forward currency contracts sold:
Net unrealized gain on forward currency contracts sold	0.00%	$0	0.09%	$23,560

Net unrealized gain on forward currency contracts	0.00%	$0	0.50%	$130,463

Purchased Options on Futures Contracts
Fair value of options purchased	0.00%	$0	0.00%	$44

Commodity options owned, at fair value (premiums paid $0 and $260 at September 30, 2012 and December 31, 2011, respectively)	0.00%	$0	0.00%	$44

Written Options on Futures Contracts
Fair value of options written	0.00%	$0	0.00%	$(120)

Commodity options written, at fair value (premiums received $0 and $530 at September 30, 2012 and December 31, 2011, respectively)	0.00%	$0	0.00%	$(120)

The condensed schedules of investments continue on page 4.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012		December 31, 2011
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in Securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 698,097.56 and 0 at September 30, 2012 and December 31, 2011, respectively)	34.19%	$7,099,652	0.00%	$0
T. Rowe Price Short-Term Bond Fund (shares 1,460,881.01 and 1,792,649.060 at September 30, 2012 and December 31, 2011, respectively)	34.19%	7,099,882	33.18%	8,622,642

Total investment in Securities (cost $14,088,784 and $8,622,642 at September 30, 2012 and December 31, 2011, respectively)	68.38%	$14,199,534	33.18%	$8,622,642

Investment in Affiliated Investment Funds:
CTA Choice GRM	12.87%	$2,671,714	0.00%	$0
CTA Choice WTN	6.02%	1,249,282	0.00%	0

Total investment in Affiliated Investment Funds (cost $4,694,582 and $0 at September 30, 2012 and December 31, 2011, respectively)	18.89%	$3,920,996	0.00%	$0

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUE
Realized	$7,576	$(141,779)	$487,364	$345,472
Change in unrealized	50,828	451,225	(365,378)	(369,792)
Dividend income	43,618	46,072	145,612	320,242
Interest income	320	1,498	2,093	1,498

Net gain from trading assets	102,342	357,016	269,691	297,420
Net realized gain on investments in Affiliated Investment Funds	34,671	0	93,792	0
Net change in unrealized appreciation / depreciation on investments in Affiliated Investment Funds	79,582	0	(773,586)	0

Net gain (loss) from investments in Affiliated Investment Funds	114,253	0	(679,794)	0

Total gain (loss) on investments	216,595	357,016	(410,103)	297,420

EXPENSES
Interest expenses	0	238	0	3,514
Brokerage commissions	0	41,480	0	152,849
Management fees to Managing Member	144,070	200,315	459,811	655,281
ClariTy Managed Account fees	0	19,443	0	63,374
Managing Member interest earned on investment funds	50,956	13,037	104,441	87,264
Services fees (see Note 6)	185,744	266,323	615,382	865,705
Trading Advisors’ management fees	0	135,377	0	438,361
Trading Advisors’ incentive fees	0	51,407	0	59,880
Operating expenses	75,896	60,606	248,217	246,024

Total expenses (1)	456,666	788,226	1,427,851	2,572,252

Net loss	$(240,071)	$(431,210)	$(1,837,954)	$(2,274,832)

(1)	Brokerage commissions, ClariTy Managed Account fees, Trading Advisors’ management and incentive fees, and administrator fees which were paid directly and are a part of the operating expenses during 2011, are now paid indirectly and are included in net gain (loss) from investments in Affiliated Investment Funds starting January 1, 2012.

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

Members’ Capital
Nine months ended September 30, 2012
Members’ capital at December 31, 2011	$25,989,227
Redemptions	(3,388,049)
Net loss for the nine months ended September 30, 2012	(1,837,954)

Members’ capital at September 30, 2012	$20,763,224

Nine months ended September 30, 2011
Members’ capital at December 31, 2010	$33,257,071
Additions	4,412,339
Redemptions	(6,111,376)
Net loss for the nine months ended September 30, 2011	(2,274,832)

Members’ capital at September 30, 2011	$29,283,202

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

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Member”). Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments, L.P., depending on the applicable period discussed. Kenmar Preferred is the managing owner of each of the Company’s fund members (through their dissolution), is the Managing Member of the Company, and has been delegated administrative authority over the operations of the Company.

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

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by the CTA Choice’s managing member.

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

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management L.P. (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management LLC or Kenmar Global Investment Management, L.P., depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2012, the condensed statements of operations for the three months ended September 30, 2012 (“Third Quarter 2012”) and for the nine months ended September 30, 2012 (“Year-To-Date 2012”) and for the three months ended September 30, 2011 (“Third Quarter 2011”) and for the nine months ended September 30, 2011 (“Year-To-Date 2011”), and the condensed statements of changes in members’ capital for the Year-To-Date 2012 and Year-To-Date 2011, are unaudited.

In the opinion of the Managing Member, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of September 30, 2012 and the results of its operations for the interim period Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The investments in the Affiliated Investment Funds are reported in the Company’s condensed statement of financial condition at fair value. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the funds.

Generally, the net asset value of the Company’s investments in the Affiliated Investment Funds represents the fund’s fair value which is the amount that the Company could reasonably expect to receive from the funds if the Company’s investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

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

The Company considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). In determining the level, the Company considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Company also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Company has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investments in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in Affiliated Investment Funds is at fair value.

The market values of forward currency (non-exchange traded) contracts (Level 2) was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from an independent third party data provider (Level 2).

The market value of option (non-exchange traded) (Level 2) contracts are calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from its independent third-party data provider. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. When the Company writes an option, an amount equal to the premium received by the Company is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

There are no Level 3 investments on September 30, 2012 or December 31, 2011, nor any portion of the interim periods.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$3,920,996	$0	$3,920,996
Investment in securities, at fair value	$14,199,534	$0	$0	$14,199,534

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$345,472	$0	$0	$345,472
Net unrealized gain on open forward contracts	$0	$130,463	$0	$130,463
Investment in securities, at fair value	$8,622,642	$0	$0	$8,622,642
Commodity options owned, at fair value	$0	$44	$0	$44

Liabilities:
Commodity options owned, at fair value	$0	$(120)	$0	$(120)

B.	Cash and Cash Equivalents

Cash and cash equivalents represents amounts deposited with a bank and clearing broker, a portion of which was restricted prior to January 1, 2012 when the Company engaged the Trading Advisors, for purposes of meeting margin requirements which typically ranged from 0% to 35% of the notional amounts of the derivatives traded. A portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank. As of September 30, 2012 and December 31, 2011, $0 and $303,663 are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

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

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2009 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

H.	Investments in Affiliated Investment Funds

The investments in Affiliated Investment Funds are reported at fair value in the Company’s condensed statements of financial condition. Fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the fund. Generally, the fair value of the Company’s investments in the Affiliated Investment Funds represents the amount that the Company could reasonably expect to receive from the funds if the Company’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

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

For the Third Quarter 2012 and Year-To-Date 2012, management fees earned indirectly as discussed above, totaled $96,394 and $313,401, respectively. For the Third Quarter 2011 and Year-To Date 2011, management fees earned directly as discussed above, totaled $135,377 and $438,361, respectively.

For the Third Quarter 2012 and Year-To-Date 2012, incentive fees earned indirectly as discussed above, totaled $0 and $0, respectively. For the Third Quarter 2011 and Year-To-Date 2011, incentive fees earned directly as discussed above, totaled $51,407 and $59,880, respectively.

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s commodity trading activities. Through December 31, 2011, these activities were paid directly by the Company. Effective January 1, 2012, these activities are now charged indirectly through the Company’s Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds.

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

The Managing Member has determined that it is in the best interest of the Company to invest a portion of its non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investment of non-margin assets. The calculation is based on the average annualized net asset value, and any losses related to returns on the non-margin assets must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investment of non-margin assets. If at the end of any calendar year, a loss has been incurred on the returns for the non-margin assets, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the non-margin asset’s income. For the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011, the Managing Member’s portion of interest earned on the non-margin assets amounted to $50,956, $13,037, $104,441 and $87,264, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. MANAGING MEMBER AND AFFILIATES (CONTINUED)

From January 1, 2011 to December 31, 2011, the Company paid a monthly managed account fee in the amount of 1/12 of 0.25% of the Company’s beginning net asset value directly to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Company pays this fee indirectly through its investments in WTN and GRM based on their respective beginning of month Allocated Assets. For the Third Quarter 2012 and Year-To-Date 2012, the managed account fees earned indirectly as discussed in Note 3B, totaled $13,736, $44,685, respectively. For the Third Quarter 2011 and Year-To-Date 2011, the managed account fees earned directly as discussed in Note 3B, totaled $19,443 and $63,374, respectively.

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

Effective June 1, 2011, the Company replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company. AlphaMetrix 360, LLC’s Service Agreement with the Company was terminated effective close of business on May 31, 2011.

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

Through December 31, 2011, the Company directly paid the administrator fees. Effective January 1, 2012, the Company indirectly pays its pro-rata share of administrator fees through its investments in WTN and GRM. For the Third Quarter 2012, Year-To-Date 2012, the Company paid administration fees indirectly as discussed above, totaling $7,205 and $23,458, respectively. For the Third Quarter 2011 and Year-To-Date 2011, the Company paid administration fees directly as discussed above, totaling $12,686 and $35,305, respectively.

Note 6. SERVICE FEES

Starting January 1, 2011, the service fee disclosed on the condensed statements of operations represents the monthly on-going trailing compensation paid to the service providers. With respect to investors in the Company that were formerly investors in Member KGT, a monthly fee in the amount of 1/12 of 3.5% (3.5% per annum) of the beginning of the month net asset value of such outstanding Interests serviced by the service provider are paid to the aforementioned service providers. With respect to investors in the Company that were formerly investors in Series E, Member DFT I, Member FST, Member D and Member F, a monthly fee in the amount of 1/12th of 4.0% (4.0% per annum) of the beginning of month net asset value of such outstanding Interests serviced by the service provider are paid to the aforementioned service providers. The Services Fees are paid by the Company and are deducted from the management fee to be paid by the Company to the Managing Member.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. INVESTMENTS IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2012, the Company invested a portion of its assets in Affiliated Investment Funds. The Company’s investments in Affiliated Investment Funds represent approximately 18.89% of the net asset value of the Company at September 30, 2012. The investments in the Affiliated Investment Funds are reported in the Company’s condensed statements of financial condition at their fair value and are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds as of September 30, 2012.

	Net Asset Value December 31, 2011	Purchases (1)	(Loss)	Redemptions	Net Asset Value September 30, 2012
CTA Choice GRM	$0	$5,260,098	$(201,444)	$(2,386,940)	$2,671,714
CTA Choice WTN	0	5,160,810	(478,350)	(3,433,178)	1,249,282

Total	$0	$10,420,908	$(679,794)	$(5,820,118)	$3,920,996

(1)	Included in the purchases are contributions of open futures, open forwards, and options contracts with a fair value of $475,859.

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

	Total Capital Commitment September 30, 2012	Net Asset Value September 30, 2012	Remaining Capital Commitment September 30, 2012
CTA Choice GRM	$10,476,620	$2,671,714	$7,804,906
CTA Choice WTN	10,572,825	1,249,282	9,323,543

Total	$21,049,445	$3,920,996	$17,128,449

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. INVESTMENTS IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The Company’s investments in the Affiliated Investment Funds are subject to the market and credit risks of securities held or sold short by their respective Affiliated Investment Fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interest holders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8. RELATED PARTIES

The Company reimburses Kenmar Preferred and its affiliates for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Management fees to Managing Member	$144,070	$200,315	$459,811	$655,281
ClariTy Managed Account fees to affiliate (1)	0	19,443	0	63,374
General and administrative (operating expense)	11,677	33,324	69,569	79,419
Managing Member interest on investment funds payable	50,956	13,037	104,441	87,264

Total	$206,703	$266,119	$642,253	$885,338

(1)	ClariTy Managed Account fees, which were paid directly to the Managing Member during 2011, are now paid indirectly through its investments in Affiliated Investment Funds, starting January 1, 2012.

Expenses payable to the Managing Member and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of September 30, 2012 and December 31, 2011 were $26,673 and $33,324, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivative assets by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of December 31, 2011 are included in the condensed schedules of investments. As of December 31, 2011, all of the derivatives held were not designated as hedging instruments. No derivative instruments were directly held by the Company as of September 30, 2012. Derivative trading activity is now conducted indirectly within the Affiliated Investment Funds.

Specific derivative instruments

The following presents the fair value of derivative contracts at September 30, 2012 and December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statements of financial condition.

	September 30, 2012			December 31, 2011
Description	Assets	Liabilities	Net	Assets	Liabilities	Net
Futures Contracts	$0	$0	$0	$491,080	$(145,608)	$345,472
Forward Contracts	0	0	0	624,559	(494,096)	130,463
Option Contracts	0	0	0	44	(120)	(76)

Total gross fair value of derivatives	$0	$0	$0	$1,115,683	$(639,824)	$475,859

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011 is as follows:

	Trading Revenue for the
Type of Instrument	Third Quarter 2012	Third Quarter 2011	Year-To-Date 2012	Year-To-Date 2011
Commodities Contracts	$0	$353,228	$0	$301,885
Currencies Contracts	0	(91,050)	0	(29,709)
Interest Rate Contracts	0	1,735,851	0	1,498,146
Stock Indices Contracts	0	(1,000,720)	0	(1,154,350)
Purchased Options on Futures Contracts	0	1,098	0	(305)
Written Options on Futures Contracts	0	(955)	0	1,725
Forward Currency Contracts	0	(647,207)	0	(762,802)

Total	$0	$350,245	$0	$(145,410)

Condensed Statements of Operations

Realized	$0	$129,633	$476,129	$662,596
Change in unrealized	0	220,612	(476,129)	(808,006)

Total	$0	$350,245	$0	$(145,410)

For the Third Quarter 2011 and Year-To-Date 2011, the total number of closed futures contracts was approximately 8,444 and 30,303, respectively, the total number of closed option contracts was 6 and 20, respectively, and the average monthly notional value of forwards contracts closed was approximately $602,941,342 and $593,913,270, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures, options and forward contracts closed and settled in cash during the Third Quarter 2011 and Year-To-Date 2011.

No derivative instruments were held directly by the Company during the Third Quarter 2012 and Year-To-Date 2012.

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

At September 30, 2012 and December 31, 2011, such segregated assets totaled $0 and $4,630,391, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $0 and $217,318 at September 30, 2012 and December 31, 2011, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2012, the Company had no open futures or forward currency contracts as the Company has transitioned from investments in direct Managed Accounts to accessing the Trading Advisors through CTA Choice’s managed account platform.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011. This information has been derived from information presented in the financial statements.

	Third Quarter	Year-To-Date	Third Quarter	Year-To-Date
	2012		2011
	Member	Member	Member	Member
Total return: (1),(3)

Total return before incentive fee	(1.20)%	(7.82)%	(1.37)%	(6.72)%
Incentive fee	0.00%	0.00%	(0.16)%	(0.15)%

Total return after incentive fee	(1.20)%	(7.82)%	(1.53)%	(6.87)%

Ratios to average net asset values:

Expenses prior to incentive fee (4), (5)	8.43%	8.08%	9.62%	10.18%
Incentive fee (3)	0.00%	0.00%	0.17%	0.18%

Total expenses and incentive fee (5)	8.43%	8.08%	9.79%	10.36%

Net investment loss (2), (4), (5)	(7.62)%	(7.25)%	(8.99)%	(8.88)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Includes realized and unrealized gains (losses) on securities transactions.
(2)	Represents interest and dividend income less total expenses (exclusive of incentive fee).
(3)	Not annualized (This represents incentive fees charged by the Trading Advisors for the 2011 periods presented).
(4)	Annualized.
(5)

Beginning January 1, 2012, trading advisor management and incentive fees and various other operating expenses charged indirectly within the Company’s investments in Affiliated Investment Funds are now included in total return.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12. SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of October 31, 2012:

	Total Capital Commitment October 31, 2012	Net Asset Value October 31, 2012	Remaining Capital Commitment October 31, 2012
CTA Choice GRM	$9,818,803	$0	$9,818,803
CTA Choice WTN	10,103,271	1,204,700	8,898,571

Total	$19,922,074	$1,204,700	$18,717,374

From October 1, 2012 through November 13, 2012, there were estimated redemptions of $790,927 effective October 31, 2012.

Effective October 31, 2012, the Company fully redeemed from CTA Choice GRM. Effective November 1, 2012, KMP now allocates approximately one-half of its net assets to each of CTA Choice WTN and CTA Choice EGLG (“EGLG”), a segregated series of the Company. Eagle Trading Systems Inc. is the Trading Advisor for EGLG and will manage the assets pursuant to its Eagle Global Program. The Company will pay EGLG a management fee indirectly through its investment in EGLG at a monthly rate equal to 0.1666% (2.00% per annum) of the Company’s allocated assets as of each standard allocation date, as adjusted on a time weighted basis for any increase or decrease to the Company’s allocated assets on any non-standard allocation date. The Company will also indirectly pay a quarterly incentive fee of 25% for achieving “New High Net Trading Profits” as defined in EGLG’s trading advisory agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2012 (“Third Quarter 2012”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Member”). Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments, L.P., depending on the applicable period discussed. Kenmar Preferred is the managing owner of each of the Registrant’s fund members (through their dissolution), is the Managing Member of the Registrant, and has been delegated administrative authority over the operations of the Registrant.

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

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform, L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by the CTA Choice’s managing member.

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management, L.P. (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management LLC or Kenmar Global Investment Management, L.P., depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from the Registrant, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

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

Managing Member and its Affiliates

The Managing Member’s predecessor and affiliates have been sponsoring and managing single and multi-advisor funds for over two decades. The principal office of the Registrant is c/o Kenmar Preferred Investments, L.P., 900 King Street, Suite 100, Rye Brook, New York 10573. The telephone number of the Registrant and the Managing Member is (914) 307-7000.

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

Effective June 1, 2011, the Registrant replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company. AlphaMetrix 360, LLC’s Service Agreement with the Registrant was terminated effective close of business on May 31, 2011.

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

From January 1, 2011 to December 31, 2011, the Registrant paid a monthly managed account fee in the amount of 1/12 of 0.25% of the Registrant’s beginning net asset value directly to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Registrant pays this fee indirectly through its investments in WTN and GRM based on their respective beginning of month Allocated Assets.

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

Brokerage Commissions and Fees

The Registrant is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s commodity trading activities. Through December 31, 2011, these activities were paid directly by the Registrant. Effective January 1, 2012, these activities are now charged indirectly through the Registrant’s Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

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

Of the Registrant’s investments at September 30, 2012, $14,199,534 or 78.36% of the Registrant’s investments are classified as Level 1 and $3,920,996 or 21.64% as Level 2. Of the Registrant’s investments at December 31, 2011, $8,968,114 or 98.57% of the Registrant’s investments are classified as Level 1 and $130,387 or 1.43% as Level 2. There are no Level 3 investments at September 30, 2012 or December 31, 2011, nor any portion of the interim periods.

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

Subscriptions and Redemptions

Third Quarter 2012

Subscriptions of Interests for the Third Quarter 2012 were $0. Redemptions of Interests for the Third Quarter 2012 were $535,831.

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

Commodities contracts presented directly or indirectly may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its commodity futures positions.

Since the Registrant’s business is to trade futures, forward and options contracts through its investments in CTA Choice segregated series, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s unaudited condensed financial statements for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in a material way.

Capital Resources

Registrant does not intend to raise additional capital through the sale of Interests offered or through any borrowing. Due to the nature of Registrant’s business, Registrant does not contemplate making capital expenditures. Registrant does not have, nor does it expect to have, any capital assets. Redemptions and exchanges in the future will affect the amount of funds available for investments in futures interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Interests. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, Registrant’s capital resource arrangements at the present time.

Market Overview

Following is a market overview for Third Quarter 2012 and Third Quarter 2011:

Third Quarter 2012

The third quarter was marked by a dramatic turnaround in global financial markets sparked by bold actions of the ECB and turbocharged by the Fed’s announcement of open-ended quantitative easing (QE). Amid rising stress in the sovereign debt markets, the ECB President Mario Draghi came out and made a forceful statement committing the ECB to unlimited support for the sovereign bond markets in the eurozone. Meanwhile, the global economy continued to weaken in the third quarter. Global PMIs dropped to their lowest levels since 2009. In the United States, the economy outside of manufacturing actually showed some glimpses of life—notably in housing and auto sales. However, the expansion broadly remained lackluster and shaky, vulnerable to adverse developments. Europe remained stalled in its slump, with no sign of bottoming in the periphery countries. Emerging markets showed more broad-based signs of deceleration in economic growth. However, the softening global economic growth picture was overshadowed by the reduction of tail risk brought about by central bank actions, making risk assets soar.

Treasuries experienced a roller-coaster ride during the third quarter, but ended not far from where they began. Early in the quarter, amid a deepening crisis in the eurozone, Treasury yields plunged to new record lows. The yield on the 10-year fell below 1.40% in July, and the yield on the 30-year plummeted below 2.50%. However, Draghi’s announcement sparked a turnaround. Yields on the long end of the curve surged, with the 30-year rising past 3%. However, the spike proved short-lived, especially as the Fed extended its promise to keep rates low until 2015 and announced an open-ended QE. The yield curve steepened as rates fell at the shorter end of the curve. The 10-year yield edged down 2 basis points to end the quarter at 1.65%. The 30-year yield edged up by 6 basis points to reach 2.82%. The yield on the 5-year note dropped 10 basis points to 62 basis points, a new record low, and the yield on the 2-year note also declined by 10 basis points to 23 basis points. The ECB cut rates to 75 basis points. The Bank of England and the Bank of Japan maintained status quo.

The greenback declined as flight to safety receded, and QE added to the weakness. The Dollar Index declined 2.07%. The euro climbed 1.48%; however, this masks the sharp moves during the quarter. The British pound also gained against the dollar, rising 2.84%. Despite the risk-on environment, the yen actually rose 2.37% against the greenback. The commodity currencies gained as the QE boosted commodity prices. The Australian and the Canadian dollars appreciated 1.48% and 3.46%, respectively.

US equities experienced a solid rally in the third quarter. The gains were broad-based, although transportation was a notable exception. The Dow, the S&P 500, and NASDAQ gained approximately 9.69%, 6.35% and 6.17%, respectively, for the quarter. European stocks experienced even stronger rallies. The STOXX 600, a broad measure of European equities, surged 8.56%, in dollar terms. The CAC, the DAX and the FTSE 100 closed the quarter with gains of approximately 4.95%, 12.47%, and 3.07%, respectively. Asian markets were no different, although the Nikkei was an exception, declining 1.52%. The Hang Seng gained 7.20%, and the Korean Kospi increased 7.67%. The Australian All Ordinaries Index rose 6.55%.

Commodities experienced broad-based gains in the third quarter as the easing of monetary policy overcame global industrial weakness. Much of the commodity complex rallied, but lean hogs, sugar, and cotton were notable exceptions. Brent crude surged 15.46% during the quarter as the Iranian sanctions loomed over the market. Gasoline, heating oil, and natural gas outperformed crude oil, gaining 27.37%, 18.44%, and 17.56%, respectively.

With central banks’ accommodative policy, gold gained 10.85% and silver soared 25.88%. Base metal prices rose across the board. Copper, nickel, aluminum, and zinc recorded gains of 8.46%, 10.23%, 10.63%, and 11.97%, respectively.

Grains were among the better performers within the agricultural complex, as the drought continues to weigh on prospective supplies. Wheat, soybeans, and corn gained 19.62%, 4.49%, and 9.21%, respectively. Tropicals bucked the broader trend and experienced losses, with sugar leading the way with an 8.50% loss.

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

Treasuries experienced their biggest rally since the fourth quarter of 2008 as confidence in the economic recovery faltered and concerns about Eurozone fueled safe haven demand. The 10-year yield easily breached the 2008 low, broke the 2% mark, and fell to its lowest level in six decades. The yield plunged by 126 basis points to end the quarter at 1.9%. The 30-year yield also fell sharply, by 148 basis points, to end the quarter at 2.9%. The 5-year experienced a substantial rally, although the yield curve flattened noticeably. The yield on the 5-year note fell 80 basis points to 0.96%. The two year yield declined to 25 basis points, the lowest on record. The Fed made two moves during the quarter—one announcing its intentions to keep interest rates low until 2013 and the other announcing the so-called Operation Twist. The European Central Bank maintained status quo on rates even as it intensified its firefighting by stepping up its purchase of Italian and Spanish government bonds. The Bank of England continued to be divided over elevated inflation but the fragile and stalling economy prevented any action. The Bank of Japan kept key rates unchanged throughout the quarter as well.

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

Sector Performance

Due to the nature of Registrant’s direct and indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which Registrant’s assets were allocated as of the Third Quarter 2012 and Third Quarter 2011, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s direct and indirect trading results for the major sectors in which Registrant traded for the Third Quarter 2012 and Third Quarter 2011.

Third Quarter 2012

As of September 30, 2012, the allocation of Registrant’s assets indirectly, through its investments in CTA Choice segregated series, to major sectors was as follows:

Sector	Allocation
Currencies	22.80%
Energies	7.90%
Grains	5.43%
Indices	27.16%
Interest Rates	28.73%
Meats	0.21%
Metals	4.66%
Tropicals	3.11%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded indirectly for Third Quarter 2012 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the Australian dollar, the Canadian dollar, the New Zealand dollar, and the Swedish krona. The majority of its losses were incurred in the euro, the Japanese yen, and the Swiss franc.

Energies: (-) The Registrant experienced gains in gasoline RBOB futures. The majority of its losses were incurred in natural gas, heating oil, and crude oil.

Grains: (+) The Registrant experienced the majority of its gains in soybeans, corn, wheat, and soybean meal. Losses were incurred in bean oil and cotton.

Indices: (+) The Registrant experienced gains in the S&P 500 Mini Index, the NASDAQ E-mini, the DAX, and the Dow Jones. The majority of the losses were incurred in the Heng Seng, the Nikkei, and the Tokyo Stock Index.

Interest Rates: (+) The Registrant experienced a majority of its gains in the euribor, the eurodollar, and the U.S. Treasury 5-Year note. The majority of losses were incurred in the U.S. Treasury bond and the Australian 10-year bond.

Meats: (-) The Registrant experienced gains in feeder cattle. Losses were incurred in live hogs.

Metals: (-) The Registrant experienced gains in gold. The majority of losses were incurred in copper, aluminum, silver, and zinc.

Softs: (-) The Registrant experienced gains in cocoa. Losses were incurred in coffee and sugar.

Third Quarter 2011

As of September 30, 2011, the allocation of Registrant’s assets to major sectors was as follows:

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

Third Quarter 2012

The Net Asset Value of Registrant as of September 30, 2012 was $20,763,224, a decrease of $775,902 from the June 30, 2012 Net Asset Value of $21,539,126, primarily due to investor redemptions and negative performance during the quarter.

Registrant’s performance for the Third Quarter 2012 was (1.20)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s total trading gains on investments before commissions and related fees for Third Quarter 2012 were approximately $58,000.

Registrant’s total gains from its investments in Affiliated Investment Funds were approximately $114,000.

Dividend income for the Third Quarter 2012 was approximately $44,000, a decrease of approximately $2,000, as compared to the Third Quarter 2011.

Brokerage Commissions and other transaction fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Third Quarter 2012 were approximately $18,000, a decrease of approximately $23,000 as compared to the Third Quarter 2011, primarily due to the decrease in net asset value discussed above.

Trading Advisor’s management fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Third Quarter 2012 were approximately $96,000, a decrease of approximately $39,000 as compared to the Third Quarter 2011, primarily due to the decrease in net asset value discussed above.

Management fees to the Managing Member for the Third Quarter 2012 were approximately $144,000, a decrease of approximately $56,000 as compared to the Third Quarter 2011, primarily due to investor redemptions and negative trading performance.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the trading advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Third Quarter 2012 were $0.

ClariTy Managed Account fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Third Quarter 2012 were $14,000, a decrease of approximately $5,000 as compared to the Third Quarter 2011, primarily due to the decrease in net asset value discussed above.

Service Fees for the Third Quarter 2012 were approximately $186,000, a decrease of approximately $80,000 as compared to the Third Quarter 2011, primarily due to investor redemptions and negative performance.

Managing Member interest earned on investment funds for the Third Quarter 2012 were approximately $51,000, an increase of approximately $38,000 as compared to the Third Quarter 2011.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Third Quarter 2012 were approximately $76,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2012.

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

Registrant’s contractual obligations are with the Managing Member, the Trading Advisors through the CTA Choice Segregated Series and its commodity broker. Management fees payable by Registrant to the Trading Advisors through the CTA Choice Segregated Series and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of Registrant’s Net Asset Value or allocated assets as defined. Incentive fees payable by the Registrant to the Trading Advisors through the CTA Choice Segregated Series are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statements of Financial Condition, therefore a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 to Registrant’s 2011 Annual Report filed as an exhibit to Registrant’s Form 10-K.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Member and the Trading Advisors through the CTA Choice Segregated Series, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Member attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Member monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Member shall automatically terminate the Trading Advisors through termination of the CTA Choice Segregated Series if the Net Asset Value of Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Member may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Registrant.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures during Third Quarter 2012. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of September 30, 2012, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2012 to September 30, 2012, Registrant sold Interests which resulted in aggregate proceeds to Registrant of $0.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2	Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3	Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1	Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2	Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3	Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4	Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5	FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6	ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7	Amendment to ISDA Maser Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8	Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9	Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, L.P.,
its Managing Member

	By:	/s/ Kenneth A. Shewer	Date: November 14, 2012
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: November 14, 2012
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)