Form 10-K
period 2012-12-31
KMP Futures Fund I LLC
filed 2013-03-25
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

(Registrant’s telephone number, including area code): (914) 307-7000

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant has no voting shares or public float. The value of Interests in the Registrant as of June 30, 2012 is $21,539,126.

KMP FUTURES FUND I LLC

(a Delaware limited liability company)

PART I

ITEM 1.	BUSINESS

General

KMP Futures Fund I LLC (the “Registrant”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Registrant will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Registrant (the “Operating Agreement”). The Registrant was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Investors holding interests in the Registrant are collectively referred to herein as the “Members” or the “Individual Members.” The fiscal year end of the Registrant is December 31.

Effective November 12, 2009, the Registrant became a reporting company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Moreover, as a commodity pool, the Registrant became subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).

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

Managing Member and its Affiliates

Kenmar Preferred Investments, L.P. (formerly Kenmar Preferred Investments Corp., “Kenmar Preferred” or “Managing Member”) is the Managing Member of the Registrant and has been delegated administrative authority over the operations of the Registrant.

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

The Trading Advisors and the Trading Vehicles

The Registrant allocates its assets to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor manages the portion of the assets of the Registrant allocated to such Trading Advisor and makes the trading decisions in respect of the assets allocated to such Trading Advisor. The Managing Member may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Member may determine to access certain Trading Advisors through separate investee pools.

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple series, each of which is referred to herein as a “CTA Fund” or a “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor. ClariTy Managed Account & Analytics Platform, L.P. (formerly ClariTy Managed Account & Analytics Platform LLC, “ClariTy”), an affiliate of the Managing Member, is the managing member of CTA Choice. As of November 1, 2012, the Registrant allocates approximately one-half of its net assets (“Allocated Assets”) to each of the following CTA Funds:

•	CTA Choice WTN, managed by Winton Capital Management Limited (“Winton”), pursuant to its Diversified Program, which is a systematic, technical diversified program; and

•	CTA Choice EGLG, managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program.

Winton’s Diversified Program employs a computer-based system to engage in the speculative trading of approximately 120 international futures, options and forwards markets, government securities such as bonds, as well as certain over the counter (“OTC”) instruments, which may include foreign exchange and interest rate forward contracts and swaps. Winton seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (meaning that profits have been achieved with a certain level of risk) and generally low correlation over the long term to other markets such as equities and fixed income.

Eagle’s Global Program is a technical, trend-following system developed, based on Eagle’s extensive experience in observing and trading the global markets, to capture a well-structured trading philosophy. The trading philosophy incorporates trend following elements, money management principles, predetermined risk parameters and volatility adjustment features. The system is designed to trade in a wide range of global futures markets—currencies, fixed income, energies, commodities and stock indices—that exhibit orderly intermediate and long-term trends, and adjust to changes in market environment with no predetermined allocation to any one sector. Eagle analyzes typical behavior and volatility patterns of various markets. The system seeks markets with potentially good risk/reward profiles while attempting to avoid markets characterized by excessive volatility and sharp price corrections. An attempt is made to participate in markets which exhibit favorable “signal to noise” characteristics. Money management and risk control disciplines serve to attempt to limit downside risk. Currently, Eagle covers 37 commodities, currencies, and global markets.

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

The Administrator

GlobeOp Financial Services, L.L.C. (“GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

The Administrator performs or supervises the performance of services necessary for the operation and administration of Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a).

Fees and Expenses

Management Fee

Beginning January 1, 2010, the Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of the Registrant as of the beginning of the month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2012 (the “Registrant’s 2012 Annual Report”), which is filed as an exhibit hereto.

“Net Asset Value” is the total assets in the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, through its investments in the CTA Funds, indirectly pays a monthly managed account fee in the amount of 1/12 of 0.25% of the respective CTA Fund’s beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Trading Advisors’ Fees

The Registrant indirectly pays Winton and Eagle monthly management fees at an annual rate of 1.5% (2% prior to 10/1/10) and 2% respectively as defined in their respective Trading Advisory Agreements.

The Registrant indirectly pays Winton and Eagle an incentive fee accrued monthly and paid quarterly of 20% and 25%, respectively, for achieving “New High Net Trading Profits” as defined below.

New High Net Trading Profits (for purposes of calculating an Trading Advisor’s incentive fees) will be computed as of the close of business of the last day of each calendar quarter, or the Incentive Measurement Date, and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

If a withdrawal or distribution occurs or if a Trading Advisor’s advisory agreement with the relevant CTA Fund is terminated at any date that is not an Incentive Measurement Date, the date of the withdrawal or distribution or termination will be treated as if it were an Incentive Measurement Date. New High Net Trading Profits for an Incentive Measurement Period shall exclude capital contributions allocated to the Trading Advisor in an Incentive Measurement Period, distributions or redemptions paid or payable from the Trading Advisor’s account during an Incentive Measurement Period and any loss carry-forward attributable to the Trading Advisor will be reduced in the same proportion that the value of the assets allocated away from the Trading Advisor comprises of the value of the assets allocated to the Trading Advisor prior to such allocation away from the Trading Advisor). In calculating New High Net Trading Profits, incentive fees paid for a previous Incentive Measurement Period will not reduce cumulative New High Net Trading Profits in subsequent periods.

Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant’s trading activities. Through December 31, 2011, these activities were paid directly by the Registrant. Effective January 1, 2012, these activities are now charged indirectly through the Registrant’s Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Member on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, The Registrant’s pro rata share of the expenses of any Access Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Access Funds, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) Registrant meetings and preparing, printing and mailing of proxy statements and reports to Members, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Expense Cap

Beginning January 1, 2010, routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s

2012 Annual Report, which is filed as an exhibit hereto. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2012 Annual Report, which is filed herein.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of December 31, 2012, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

Available Information

Effective with the Form 10 filed on November 2, 2009, the Registrant files an Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the SEC. You may read and copy any document filed by the Registrant at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Registrant does not maintain an internet website; however, the Registrant’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Registrant’s CIK number is 0001474307.

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

(2)	Speculative and Volatile Markets and Highly Leveraged Trading

The markets in which Registrant directly and indirectly trades are speculative, highly leveraged and involve a high degree of risk. Each Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that Registrant will not incur such losses.

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

Registrant is also subject directly or indirectly to brokerage fees and administrative expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of Registrant (including the higher Trading Advisor base fee and incentive fee) could, over time, result in significant losses to your investment therein. You may never achieve profits.

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

(12)	Broad Indices May Perform Quite Differently From Individual Investments

The concepts of overall portfolio diversification and non-correlation of asset classes are generally discussed and illustrated by the use of a generally accepted index that represents each asset category. Stocks are represented by the S&P 500 Index and MSCI EAFE Index; bonds are represented by the Lehman Long-Term Government Bond Index; futures funds are represented by the Barclay CTA Index, and currencies are represented by the Barclay Currency Index. Because each index is a dollar-weighted average of the returns of multiple underlying investments, the overall index return and risk may be quite different from the return of any individual investment. For example, the Barclay CTA Index is an unweighted index that attempts to measure the performance of the commodity trading advisor industry. The Index measures the combined performance of all commodity trading advisors that have more than four years of past performance. For purposes of calculating the Index, the first four years of a commodity trading advisor’s performance history is ignored. Accordingly, such index reflects the volatility and risk of loss characteristics of a very broadly diversified universe of advisors and not of a single fund or advisor. Therefore, the performance of Registrant will be different than that of the Barclay CTA Index and the Barclay Currency Index.

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

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Advisor/Program	Approximate Percentage/ Range
CTA Choice EGLG: Eagle Global Program	30-40%
CTA Choice WTN: Winton Diversified Program	15-125%

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

(24)	Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

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

(25)	Options Trading

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

(26)	Derivative Instruments in General

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

(27)	Over-the-Counter Trading

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. The general effective date of the derivatives portion of the Dodd-Frank Act is one year following its enactment. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act.

The percentage of Registrant’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trades approximately the following percentages in the OTC trading:

Investee Pool/ Program	Percentage/ Range
CTA Choice EGLG: Eagle Global Program	<10%
CTA Choice WTN: Winton Diversified Program	5-30%

(28)	Possible Illiquid Markets May Exacerbate Losses

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

(29)	Possible Default and Counterparty Risk

Certain of the markets in which the Trading Advisors will effect transactions are OTC or “interdealer” markets. Foreign exchange transactions, forward contracts, swaps, derivative or synthetic instruments or other OTC transactions are not regulated by the CEA and dealers are not obligated to segregate customer assets. As a result, Members do not have such basic protections with respect to the trading in such OTC investments by Registrant. This lack of regulation in these markets could expose Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties.

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

Other Investment-Related Risks

(30)	Investment of Non-Margin Assets May Increase Risks to Registrant

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

(31)	Increased Costs of Frequent Trading

Many of the strategies employed by the Trading Advisors may require the taking of frequent trading positions. Therefore, portfolio turnover and brokerage commission expenses may significantly exceed those of other investment entities of comparable size, and affect Registrant’s earnings.

(32)	Brokerage

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

(33)	Suspensions of Trading

Exchanges typically have the right to suspend or limit trading in any instrument traded on the exchange. A suspension could render it impossible to liquidate positions and thereby expose Registrant to losses.

(34)	Currency and Exchange Rate Risks

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

(35)	Valuation of Investments

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

(36)	Institutional Risk

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

(37)	Strategy-Specific Risks

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

(38)	Trading Facilities and Electronic Trading

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

(39)	Trading Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks through Offsetting Positions

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

(40)	Deleveraging of the Financial Markets

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

(41)	Disruptions in the Private Investment Fund Sector

2007, 2008 and 2009 witnessed an unprecedented level of losses as well as redemption suspensions and other “emergency” investor liquidity adjustments among a large number of private investment funds. It is not possible to predict what, if any, structural changes may result from these events, but any such changes could be material and adverse for Registrant.

(42)	Lehman Brothers Bankruptcies

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

(43)	Repurchase and Reverse Repurchase Agreements

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

Risks Related to the Managing Member and the Trading Advisors

(44)	Managing Member

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

(45)	Reliance on the Trading Advisors

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

(46)	Experience and Other Clients

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

(47)	Limited Knowledge about Trading Advisors

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

(48)	Trading Advisors’ Businesses Dependent on Key Individuals

Trading decisions made by each Trading Advisor may be based on the judgment of one or a limited number of key individuals (each, a “Key Man”). If any Key Man were to die or become incapacitated or otherwise terminate his relationship with a Trading Advisor, such event could have a material adverse effect on Registrant and its performance.

(49)	New Trading Advisors

The Managing Member will actively manage Registrant’s investment portfolio, which may result in frequently changing either the composition of the portfolio or the allocation of Registrant’s assets among the Trading Advisors comprising Registrant’s investments. Registrant may select a new Trading Advisor without prior notice to Members (although the Managing Member will provide notice within 21 calendar days of any such change to existing Members and solicited prospective investors). In addition, it is possible that a Trading Advisor that is retained by Registrant, following a decline in Registrant’s assets might receive an incentive fee based on trading profits it earned, even though some or all of those trading profits were merely a recovery of losses incurred by the Trading Advisor(s) that earlier managed Registrant’s assets.

(50)	Trading Advisor Restrictions

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

(51)	Fund Trading is Not Transparent

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

(52)	Incentive Fee Agreements with Trading Advisors

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

(53)	Size of Trading Advisors’ Accounts May Make Executions Difficult

It may be difficult or impossible for a Trading Advisor to take or liquidate a position in a particular investment in accordance with its trading systems, methods or strategies at the then current market price due to the size of the accounts that are or may be managed by the Trading Advisor.

(54)	Possible Adverse Effects of Increasing the Assets Managed by the Trading Advisors

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

(55)	Multiple Trading Advisors

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

(56)	No Assurance of any of the Trading Advisor’s Continued Services to Registrant

You cannot be assured that any Trading Advisor will be willing or able to continue to provide advisory services to the relevant CTA Fund (and, indirectly, to the Registrant) for any length of time. There is severe competition for the services of qualified trading advisors, and Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Trading Advisor may require Registrant to pay higher fees in order to be able to retain such Trading Advisor. Generally, investors in a CTA Fund (including the Registrant) may redeem all or part of their interest in such CTA Fund by providing five business days’ prior written notice, and a Trading Advisor may terminate its advisory agreement with a CTA Fund by providing at least 60 days’ prior written notice, or immediately under certain circumstances.

(57)	Competition

The investment management industry in general and the investment markets in which Trading Advisors will focus are extremely competitive. In pursuing their investment and trading methods and strategies, the Trading Advisors will compete with futures and securities firms, including many of the larger investment advisory and private investment firms, as well as institutional and industry investors and, in certain circumstances, market-makers, banks and broker-dealers. In relative terms, the Trading Advisors may have little capital and may have difficulty in competing in markets in which its competitors have substantially greater financial resources, larger research staffs, and more investment professionals than any Trading Advisor has or expects to have in the future. In any given transaction, investment and trading activity by other firms will tend to narrow the spread between the price at which an investment may be purchased by Registrant and the price it expects to receive upon consummation of the transaction.

(58)	Risks of Investing in CTA Funds

The Registrant and CTA Choice, as independent legal entities, are subject to lawsuits or proceedings by government entities or private parties. Expenses or liabilities of Registrant or CTA Fund arising from any such suit would be borne by Registrant or such CTA Fund. The operating agreement of CTA Choice, the advisory agreements with the Trading Advisors, and the various service provider agreements provide for indemnification of ClariTy, the Trading Advisors, and the service providers out of the assets of the applicable CTA Fund. In the event that any indemnification is provided pursuant to any of these agreements, the assets of the relevant CTA Fund could be reduced or depleted and, consequently, investors in the CTA Fund (such as the Registrant) could be adversely affected. Although the Managing Member attempts to monitor the performance of each CTA Fund, the Registrant must ultimately rely on (a) the Trading Advisor to operate in accordance with the investment strategy or the guidelines laid out in the CTA Fund documents; and (b) the accuracy of the information provided to the Registrant by the CTA Fund. If the Trading Advisor to a CTA Fund does not operate in accordance with the investment strategy or guidelines specified for such CTA Fund, or if the information furnished by a CTA Fund is not accurate, the Registrant might sustain losses with respect to its investment with such CTA Fund despite the Managing Member’s attempts to monitor CTA Fund.

(59)	Multiple Series

Pursuant to the Delaware Limited Liability Company Act, as amended (the “DLLC Act”), CTA Choice is divided into separate series. The DLLC Act provides that, if certain requirements of the DLLC Act are satisfied, the debts, liabilities and obligations relating to a particular series are enforceable only against the assets of that series and not against the assets of the limited liability company generally or the assets of any other series. Although the provisions of the DLLC Act providing for the ability to establish designated series were enacted in 1996, there is a dearth of case law interpreting those provisions. Further, CTA Choice may operate or have assets held on its behalf or be subject to claims in other jurisdictions which may not necessarily recognize the legal segregation of the CTA Funds. Finally, other contractual arrangements entered into by CTA Choice or by a CTA Fund may have the effect of defeating the segregation protections of the DLLC Act. Accordingly, the degree of separation that any CTA Fund enjoys from the debts, liabilities and obligations of other CTA Funds is not certain. CTA Choice intends that the assets of each CTA Fund will be structured to comply with the DLLC Act and that CTA Choice will be operated with the assets of each CTA Fund segregated on the books and records of CTA Choice so that the assets of one CTA Fund are not subject to the liabilities of any other CTA Fund; however, there is no assurance that this structure and operation will be respected in all circumstances and in all jurisdictions.

(60)	No Control over CTA Funds

The Managing Member will have no control over the investments made by a CTA Fund and the investments they trade (including determining the creditworthiness of counterparties with which, and the exchanges on which, such CTA Fund trades) or the leverage utilized or the risks assumed by such CTA Fund. In addition, a CTA Fund may impose certain limitations on the Registrant’s ability to redeem its investment with such CTA Fund. This in turn may adversely affect the ability of the Registrant to pay redemptions, and may require the Registrant to temporarily suspend redemptions.

It may be difficult, if not impossible, for the Managing Member to protect the Trust from the risk of a Trading Advisor’s fraud, misrepresentation or material strategy alteration. In addition, the Managing Member will have no control over the counterparties with which a CTA Fund effects transactions.

(61)	Lack of Liquidity of CTA Fund Assets

CTA Fund assets may, from time to time, consist of securities or other financial instruments or obligations which are thinly traded or for which no market exists or which are restricted as to their transferability under federal or state securities laws. The sale of any such investments may be possible only at substantial discounts. Further, such investments may be extremely difficult to value with any degree of certainty.

(62)	Possibility of Fraud or Violations by CTA Funds

When the Registrant invests in another CTA Fund, the Registrant does not have custody of the CTA Fund’s assets. Therefore, there is the risk that the custodian could abscond with those assets. The CTA Funds in which the Registrant will invest are privately offered and have not registered their securities under U.S. federal, state, or foreign securities laws. Moreover, there can be no assurances that the CTA Funds will operate in accordance with all applicable laws and that assets entrusted to the CTA Funds will be protected.

In the past there have been a number of widely reported instances of participants involved in corporate takeovers and in risk arbitrage having violated the securities laws through the misuse of confidential information. Such violations may result in substantial liabilities for damages caused to others, for the disgorgement of profits realized and for penalties. If a CTA Fund commits any such violation, the Registrant could be exposed to significant losses.

Risks Related to Registrant’s Structure

(63)	Past Performance Not Indicative of Future Results

Registrant’s results will depend on the availability of suitable investment opportunities for Registrant and the performance of its investments. Registrant’s past performance will not necessarily be indicative of its future results. You should not rely on the past performance of Registrant, the Managing Member or any Trading Advisor in deciding to invest in Registrant.

(64)	Limited Liquidity and Transferability of Interests

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

(65)	Limited Ability to Liquidate Investments in CTA Funds

There is no public market for an investment in a CTA Fund made by the Registrant. Such investments cannot be transferred, assigned, pledged or encumbered except on the terms and conditions set forth in the organizational documents of the CTA Fund. Although the Registrant has the right to redeem such interests as provided in the CTA Choice organizational documents, such rights are restricted as provided therein.

(66)	Compulsory Redemption

The Managing Member, in its sole discretion, upon 48 hours’ prior written notice to a Member, may compel redemption of any or all of a Member’s Interests for any reason.

(67)	Substantial Charges

The Interests are subject to fees and expenses for, among other things, the Managing Member’s Management Fee, and other Fund offering, administrative and operating expenses, among other expenses (including the Administrator’s fee), and their share of the fees and expenses of Registrants. With the exception of incentive fees payable to the Trading Advisors, all of the fees and expenses of Registrant and the Trading Advisors will be paid without regard to the profitability of Registrants or the Trading Advisors. Accordingly, it will be necessary for the Trading Advisors to make substantial trading profits to avoid depletion of Registrant’s assets. Registrant’s expenses thus may constitute a higher percentage of net assets than expenses associated with other investment products and entities that do not use a multi-manager approach.

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

(68)	Determination of Net Profit and Loss

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

(69)	Adjustments

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

(70)	Reserve for Contingent Liabilities

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

(71)	Various Actual and Potential Conflicts of Interest May Be Detrimental to Members

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

(72)	No Current Distributions

Registrant does not presently intend to make distributions other than in the form of payment of redemption proceeds. As a result, an investment in Registrant is not suitable for an investor seeking current returns for financial or tax planning purposes.

(73)	Substantial Redemptions

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

(74)	Possibility of Termination of Registrant Before Expiration of its Stated Term

The Managing Member may withdraw from Registrant upon 120 days’ notice, which would cause Registrant to terminate unless a substitute managing owner was obtained. Other events, such as a long-term substantial loss suffered by Registrant, could also cause Registrant to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Member or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to Registrant.

(75)	Need for Risk Controls and Compliance Procedures

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

(76)	No Representation or Other Independent Experts

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

Regulatory and Other Risks

(77)	Regulatory Chances or Actions May Alter the Nature of an Investment in Registrant

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

(78)	Government Regulation of Investments

Registrant (through its investment in the CTA Funds) may invest in instruments listed on both U.S. and non-U.S. exchanges, as well as in OTC instruments issued by broker-dealers and other financial counterparties. Instruments listed on exchanges are generally subject to restrictions and regulation by government and/or self-regulatory organizations in the country in which such instruments are traded. OTC transactions with broker-dealers and other financial counterparties may be entered into by Registrant with counterparties regulated by government regulatory bodies and/or self-regulatory organizations in the countries in which such counterparties operate, but the specific instruments acquired pursuant to such transactions may not be registered or subject to specific regulation.

(79)	Recent Government Initiatives

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

(80)	Market Disruptions; Governmental Intervention

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

(81)	Possible Effects of Speculative Position Limits

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

(82)	Compliance with ERISA Restrictions

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

If the assets of Registrant were to become plan assets subject to ERISA and Section 4975 of the Code, certain investments made or to be made by Registrant in the normal course of its operations might result in non-exempt prohibited transactions and might have to be rescinded. If at any time the Managing Member determines that assets of Registrant may be deemed to be plan assets subject to ERISA and Section 4975 of the Code, the Managing Member may take certain actions it may determine to be necessary or appropriate, including requiring one or more Members to redeem or otherwise dispose of all or part of their Interest in Registrant or terminating and liquidating Registrant.

(83)	U.S. Regulation

The offering of Interests has not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or the laws of any applicable jurisdiction. Registrant is not an investment company within the meaning of the Investment Company Act. The Managing Member is registered as an investment adviser with the SEC under the Advisers Act.

Tax Risks

(84)	Members Taxed Currently

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

(85)	Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Members may be required to treat the amount of incentive fees and other expenses of Registrant as “miscellaneous itemized deductions,” which may be subject to substantial restrictions on deductibility for federal income tax purposes.

(86)	Taxation of Interest Income Irrespective of Trading Losses

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

(87)	Possibility of a Tax Audit of Both Registrant and the Members

The tax returns of Registrant may be audited by the IRS. If such an audit results in an adjustment, Members could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INVOLVED IN THE OFFERING.

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

As of March 1, 2013, there were 1,053 holders of record owning 220,588.4172 Interests, which include 0 General Units (Managing Member Interests).

(c)	Dividends

The Managing Member has sole discretion in determining what distributions, if any, Registrant will make to Members. Registrant has never declared a dividend and does not intend to do so in the future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

(e)	Performance Graph

Not applicable.

(f)	Issuer Purchases of Equity Securities

The Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2012 through December 31, 2012.

(g)	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to December 31, 2012, Registrant sold Interests which resulted in aggregate proceeds to Registrant of $63,781,978.

Through December 31, 2012, Members acquired Interests through a private placement as follows:

Name of Member	Date of Acquisition	Value of Interest Acquired
Diversified Futures Trust I	January 1, 2007	$12,966,087
Diversified Futures Fund, L.P.	January 1, 2007	$3,636,165
Kenmar Global Trust	January 1, 2007	$2,143,975
Futures Strategic Trust	April 1, 2007	$5,002,950
World Monitor Trust II – Series F	April 1, 2009	$14,195,000
World Monitor Trust II – Series D	April 1, 2009	$4,887,000
World Monitor Trust II – Series E	October 1, 2010	$12,170,845
Kenmar Global Trust	December 1, 2010	$4,263,596

In addition, as of September 30, 2009, Registrant served as an aggregate trading vehicle for the following funds: Diversified Futures Trust I; Futures Strategic Trust; World Monitor Trust II – Series D; and World Monitor Trust II – Series F (collectively, the “Feeder Funds”). Each Feeder Fund allocated 100% of its assets to Registrant. Effective close of business on December 31, 2009, the Managing Member (which also serves as the managing owner of each of the Feeder Funds) (i) terminated each Feeder Fund, (ii) mandatorily redeemed each investor’s units in the Feeder Funds, and (iii) made an in-kind distribution to each Feeder Fund investor of such investor’s pro rata interest in Registrant. As a result of these transactions, Registrant distributed $23,047,803 of Interests to investors in the Feeder Funds, and such Feeder Fund investors became direct investors in Registrant as of close of business on December 31, 2009. Effective October 1, 2010, World Monitor Trust II – Series E contributed all of its assets to Registrant in the amount of $12,170,845. Effective December 1, 2010, Kenmar Global Trust contributed all of its assets to Registrant in the amount of $4,263,596.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of Registrant. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages F-2 through F-24, included in Registrant’s 2012 Annual Report, which is filed herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010	2009	2008
Total revenues (including interest)	$(990,212)	$(547,071)	$4,899,773	$(1,521,133)	$4,896,355
Net income (loss)	$(2,802,608)	$(3,856,719)	$2,378,492	$(2,411,477)	$3,483,344
Total assets	$19,129,460	$26,983,834	$38,373,750	$23,829,340	$19,702,356

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

The Managing Member has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2012 Annual Report, attached hereto.

Prior to 2012, the valuation of the Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the Registrant’s administrator, which obtains valuation data from independent third party data providers and compares those prices with the Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Member are final and conclusive as to all of the Registrant’s Members. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). Prior to 2012, the values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data.

Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investments in Affiliated Investment Funds are reported in Registrant’s statements of financial condition and are considered Level 2 investments. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2012 Annual Report, attached hereto) and classified its investments in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Registrants valuation by the management of the fund. Generally, the fair value of Registrant’s investments in the funds represents the amount that Registrant could reasonably expect to receive from the funds if Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2012, $12,162,691 or 76.32% of the Registrant’s investments are classified as Level 1 and $3,773,030 or 23.68% as Level 2. Of the Registrant’s investments at December 31, 2011, $8,968,114 or 98.57% of the Registrant’s investments are classified as Level 1 and $130,387 or 1.43% as Level 2. There are no Level 3 investments at December 31, 2012 or 2011.

The Managing Member has determined that it is in the best interest of the Registrant to invest a portion of its net assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). Effective January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized net asset value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the Certain Investment Fund’s income.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) entitled Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was issued to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s currently issued International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarification to the Fair Value Measurements and Disclosures Topic of the Codification, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. For public entities, ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Registrant’s financial statements.

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

Subscriptions and Redemptions

Year Ended December 31, 2012

Subscriptions of Interests for the year ended December 31, 2012 were $0. Redemptions of Interests for the year ended December 31, 2012 were $4,566,148.

Year Ended December 31, 2011

Subscriptions of Interests for the year ended December 31, 2011 were $4,412,339. Redemptions of Interests for the year ended December 31, 2011 were $7,823,464.

Year Ended December 31, 2010

Subscriptions of Interests for the year ended December 31, 2010 were $51,343,894. Redemptions of Interests for the year ended December 31, 2010 were $20,465,315.

Liquidity

A portion of the Registrant’s net assets has been held in cash, which was used as margin for trading in commodities. In as much as the sole business of the Registrant is to trade in commodities through its investments in CTA Choice, the Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

Commodities contracts may be directly or indirectly subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits”. During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its commodity futures positions.

Since the Registrant’s business is to trade futures, forward and options contracts through its investments in CTA Choice, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2012 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts.

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

Market Overview

Following is a market overview for the years ended December 31, 2012, 2011 and 2010:

Year Ended December 31, 2012

Like 2011, the year 2012 was a tumultuous year for the economy and the financial markets, with major policy decisions in Europe and in the U.S. determining the course of the markets. The major difference between 2011 and 2012 was that the policymakers finally managed to quell the fear of tail risks and, consequently, the year turned out to be a robust one for risk assets. By far the single most consequential event during the year was ECB chief Draghi’s commitment to do “whatever it takes” which put a lid on sovereign risks in the Eurozone. Together with the long-term refinance operations (LTRO), Draghi’s commitment drastically lowered systemic risk and paved the way for both the euro’s resurgence and the global rally in risk assets. Following on the heels of the ECB’s move, it was the Fed’s turn to deliver. And the Fed delivered much more than the markets expected. The much anticipated QE3 turned out be QE unlimited. In contrast to the previous rounds of QE, which were limited in scope and size, the current round of QE is indefinite and predicated on the economy reaching unemployment targets. Not to be left behind, the newly elected Japanese government also jumped onto the bandwagon by promising higher inflation targets and fiscal stimulus. With the Chinese government easing credit policy, and a slew of central banks cutting rates, all in all, policymakers around the world turned on the stimulus spigots. Not surprisingly, risk assets soared. As if there were not enough interesting events, the year also witnessed one of the worst and costliest U.S. droughts.

Global economic performance was mixed during the year. Europe remained mired in a recession, U.S. growth was tepid but the housing recovery raised hopes of an overall economic acceleration, and emerging markets ended the year showing signs of acceleration. The U.S. economy grew at a moderate pace of 2.1%, annualized, through the first three quarters of 2012. Corporate profits growth stalled, with year-over-year growth actually turning down in the third quarter. However, employment picked up moderately from the year before pace. Most importantly, housing experienced a strong rebound, with new and existing home sales, housing starts, and home prices all accelerating in the second half. Home prices are on track for the first annual gain since 2006. Retail sales were solid, and annual motor vehicle sales crossed the 15 million mark for the first time since 2008.

The longest secular trend—the decline in U.S. interest rates continued in 2012. Despite the ebbing of global risk aversion, US Treasuries ended the year with another gain, albeit a modest one. At one point in the year, Treasuries yields hit new record lows, before backing up in the second half as Euro crisis fears faded. Yields fell across the curve. The yield on the 10-year note fell below 1.40% in July before ending the year 1.78%, an 11 basis points drop from the year earlier. The 10-year returned 2.75% for year and the 30-year, 1.30%. Two-year and five-year notes posted returns of 0.28% and 1.29%, respectively. The Fed kept rates unchanged, announced a new open-ended QE program, and made a qualified commitment to keep rates low until 2015. The ECB cut rates to 75 basis points, a new low. Across the world, central banks were either easing, or moving toward easing, as economic conditions weakened.

Currencies: The Dollar Index started off weak in 2012, rallied strongly by mid-year, but lost ground in the second half as the European crisis ebbed. The Dollar Index ended the year up with a slight decline of 0.5%. The euro posted a gain of 1.64%, while the British pound strengthened 4.67%. However, the big story of the year was the yen, which plunged 12.55% against the greenback. Aggressive pro-inflation rhetoric by the new government, the threat to curb central bank independence, the growing public debt, and the worsening trade balance all added to the yen’s decline. The Australian dollar ended the year with a gain of 1.39% against the greenback, while the Canadian dollar registered a 2.1% rise.

Energies: Brent and WTI crude had contrasting years, with Brent posting a gain of 3.47% while WTI recorded a decline of 7.09%. Global demand was soft as OECD weakness was compounded by a sharp deceleration in emerging economy demand. However, heightened tensions in the Middle-East and the embargo on Iran helped keep global supply down. U.S. production grew robustly. Reformulated gasoline outperformed crude, rising 4.68%. Natural gas was the star performer in the energy space, gaining 12.11% and bucking the trend of four consecutive annual declines.

Indices: Global equities enjoyed a solid rally in 2012, with most indexes posting their best gains since 2009. The Dow, the S&P500, and the NASDAQ ended the year with gains of 7.26%, 13.41%, and 15.91%, respectively. European stocks fared even better, thanks to the fading of tail risks in Europe. The STOXX 600, the broadest European index, gained 14.37%. Germany had a banner year, with the DAX surging 29%. The CAC posted a gain of 15.23%, while the FTSE rose 8.24%. Asian stocks experienced robust gains as well. The Nikkei soared 22.94% as the yen weakened. The Kospi had a relatively moderate gain of 9.38%, but the Hang Seng surged 22.91%. Australian All Ordinaries Index registered a gain of 13.47%.

Metals: Despite the fading of fears in Europe, precious metals gained in 2012 thanks to QE and declining real interest rates around the world. Silver gained 8.24% while gold posted a 6.96% rise. Among the base metals, nickel stood alone, losing 8.82%, whereas copper, aluminum, and zinc all posted gains.

Agriculturals: Agricultural commodities had a roller coaster year. The severe drought in the U.S. boosted grains, with wheat, soybeans, and corn recording gains of 19.19%, 18.38%, and 8%, respectively. Demand from emerging markets remained robust. Conversely, the softs did not fare as well. Coffee prices plunged 36.61%, thanks to record harvest in Brazil and generally strong crops in Latin America. Cotton experienced a steep loss of 18.15% thanks to ample supply and record stocks.

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

Sector Performance

Due to the nature of Registrant’s direct and indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which Registrant’s assets were allocated for the years ended December 31, 2012, 2011 and 2010, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s direct and indirect trading results for the major sectors in which Registrant traded for the years ended December 31, 2012, 2011 and 2010.

Year Ended December 31, 2012

As of December 31, 2012, the allocation of Registrant’s assets indirectly, through its investments in CTA Funds, to major sectors was as follows:

Sector	Allocation
Currencies	20.45%
Energies	3.29%
Grains	9.58%
Indices	25.20%
Interest Rates	33.09%
Meats	0.21%
Metals	5.26%
Tropicals	2.92%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded indirectly for the year ended December 31, 2012 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the euro. The majority of its losses were incurred in the British pound and the Swiss franc.

Energies: (-) Registrant experienced a majority of its gains in gasoline. The majority of its losses were incurred in gas oil and heating oil.

Grains: (-) Registrant experienced a majority of its gains in soybean meal. The majority of its losses were incurred in bean oil and corn.

Indices: (+) Registrant experienced a majority of its gains in European and US stock indices. The majority of its losses were incurred in Pacific Rim indices.

Interest Rates: (+) Registrant experienced a majority of its gains in European and Pacific Rim rates. The majority of its losses were incurred in Canadian rates.

Meats: (-) Registrant experienced a majority of its gains in feeder cattle. The majority of its losses were incurred in live cattle and live hogs.

Metals: (-) Registrant experienced no gains. The majority of its losses were incurred in copper, silver, and gold.

Softs: (-) Registrant experienced a majority of its gains in coffee. The majority of its losses were incurred in sugar and cocoa.

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

Indices: (-) Registrant experienced gains in the Dow Jones Industrial Average, Nasdaq, and Tokyo Stock Index. The majority of its losses were incurred in the S&P 500 Mini, Hang Seng, Nikkei, and Russell 2000 Mini.

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

Results of Operations

Year Ended December 31, 2012

The Net Asset Value of Registrant as of December 31, 2012 was $18,620,471, a decrease of $7,368,756 from the December 31, 2011 Net Asset Value of $25,989,227, primarily due to the effect of investor redemptions and negative trading performance in 2012.

Registrant’s performance for the year ended December 31, 2012 was (12.08)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s total gains on investments before commissions and related fees for the year ended December 31, 2012 were approximately $67,000.

Registrant’s total losses from its investments in Affiliated Investment Funds for the year ended December 31, 2012 were approximately $(1,276,000).

Dividend income for the year ended December 31, 2012 was approximately $217,000, a decrease of approximately $106,000 as compared to the year ended December 31, 2011. For a further discussion of these investments, See Note 2 of Registrant’s 2012 Annual Report, attached hereto.

Brokerage commissions and other transaction fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 was approximately $95,000, a decrease of approximately $95,000 as compared to the year ended December 31, 2011, primarily due to the decrease in net asset value discussed above.

Trading Advisor’s management fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $398,000, a decrease of approximately $159,000 as compared to the year ended December 31, 2011, primarily due to the decrease in net asset value discussed above.

Management fees to the Managing Member for the year ended December 31, 2012 was approximately $589,000, a decrease of approximately $247,000 as compared to the year ended December 31, 2011, primarily due to the decrease in net asset value discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012, were approximately $20,000.

ClariTy Managed Account fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $57,000, a decrease of approximately $24,000 as compared to the year ended December 31, 2011, primarily due to the decrease in net asset value discussed above. For a further discussion of this fee, see Note 4 of the Registrant’s 2012 Annual Report, attached hereto.

Service Fees for the year ended December 31, 2012 were approximately $779,000, a decrease of approximately $323,000 as compared to the year ended December 31, 2011, primarily due to the decrease in net asset value discussed above. For a further discussion of this fee, see Note 6 of the of the Registrant’s 2012 Annual Report, attached hereto.

Managing Member interest earned on investment funds for the year ended December 31, 2012 were approximately $114,000, an increase of approximately $27,000 as compared to the year ended December 31, 2011. For a further discussion of this fee, see Note 4 of the Registrant’s 2012 Annual Report, attached hereto.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2012 were approximately $331,000.

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

Dividend income for the year ended December 31, 2011 was approximately $323,000, an increase of approximately $202,000 as compared to the year ended December 31, 2010, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds in late 2010. For a further discussion of these investments, See Note 2 of Registrant’s 2011 Annual Report.

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

Management fees to the Managing Member for the year ended December 31, 2011 was approximately $836,000 a decrease of approximately $662,000 as compared to the year ended December 31, 2010 primarily due to the change in fee structure discussed in Note 6 of the of the Registrant’s 2011 Annual Report.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees for the year ended December 31, 2011 were approximately $60,000.

ClariTy Managed Account fees for the year ended December 31, 2011 were approximately $81,000, an increase of approximately $81,000 as compared to the year ended December 31, 2010, as the Registrant started paying a fee to ClariTy in January 2011. For a further discussion of this fee, see Note 4 of the Registrant’s 2011 Annual Report.

Service Fees for the year ended December 31, 2011 were approximately $1,101,000, an increase of approximately $1,101,000 as compared to the year ended December 31, 2010, primarily due to the change in fee structure discussed in Note 6 of the of the Registrant’s 2011 Annual Report.

Managing Member interest earned on investment funds for the year ended December 31, 2011 were approximately $87,000, an increase of approximately $87,000 as compared to the year ended December 31, 2010, as the Managing Member started earning interest on the return of the investment of non-margin assets in January 2011. For a further discussion of this fee, see Note 4 of the Registrant’s 2011 Annual Report.

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

Dividend income for the year ended December 31, 2010 was approximately $121,000, an increase of approximately $121,000 as compared to the year ended December 31, 2009, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds in 2010. For a further discussion of these investments, See Note 2 of Registrant’s 2010 Annual Report.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through December 31, 2012.

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

Registrant’s contractual obligations are with the Managing Member, the Trading Advisor and its commodity broker. Trading Advisor management fees payable by Registrant to the Trading Advisor through the CTA Funds and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor through the CTA Funds are at a fixed rate, calculated as a percentage of Registrant’s New High Net Trading Profits (as defined in the Advisory Agreement). As such, the

Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statements of Financial Condition, therefore, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 to Registrant’s 2012 Annual Report attached hereto.

ITEM 7A.	QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Member and the Trading Advisors through the CTA Funds, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Member attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Member monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Member shall automatically terminate the Trading Advisors through termination of the CTA Fund if the Net Asset Value of Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Member may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Registrant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 2 through 24 of the Registrant’s 2012 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Total revenues (losses) (including interest)	$136,968	$(763,666)	$216,595	$(580,109)

Total revenues (losses) (including interest) less commissions and other transaction fees	$136,968	$(763,666)	$216,595	$(580,109)

Net (loss)	$(335,893)	$(1,261,990)	$(240,071)	$(964,654)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Total revenues (losses) (including interest)	$241,552	$(301,148)	$357,016	$(844,491)

Total revenues (losses) (including interest) less commissions and other transaction fees	$179,993	$(350,958)	$315,536	$(882,036)

Net (loss)	$(652,625)	$(1,190,997)	$(431,210)	$(1,581,887)

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

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2012. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2012, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued by COSO, the Managing Member concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2012.

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

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2012 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in Registrant’s 2012 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Registrant had no directors or executive officers. Registrant is managed by the Managing Member. The directors and executive officers of the Managing Member are as follows:

Kenneth A. Shewer has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Member since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Member since February 1984. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Kenmar Global Investment Management, L.P. (formerly Kenmar Global Investment Management LLC, “KGIM”), an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Signature Advisors Group LLC, an investment management firm, since its inception in October 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer is an advisory board member of Kenmar Securities, L.P. (formerly Kenmar Securities Inc., “KSEC”), a broker-dealer, and has been listed as a principal since May 3, 2004. Mr. Shewer is Co-Chairman of the Managing Member’s Investment Committee.

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

Marc S. Goodman has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Member since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Member since February 1984. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. He has been President, Co-Chief Executive Officer and Treasurer of Signature, an investment management firm, since its inception in October 2005. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. He is an advisory board member of KSEC, a broker-dealer, and has been listed as a principal since May 3, 2004. Mr. Goodman is Co-Chairman of the Managing Member’s Investment Committee.

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

Esther Eckerling Goodman has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Member since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Member in July 1986 and is its Senior Executive Vice President and Chief Operating Officer. Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer of KGIM, an investment management firm since its inception in October 2005, and listed as a principal, registered as an associated person and has been an NFA associate member since December 9, 2005, December 12, 2005 and December 12, 2005, respectively. She has been Senior Executive Vice President and Chief Operating Officer of Signature, an investment management firm, since its inception in October 2005. She has been Senior Executive Vice President and Chief Operating Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Ms. Goodman has been a registered representative with KSEC, a broker-dealer, since December 1995, Chief Operating Officer since October 2010,

Chief Executive Officer since January 2012, and listed as a principal, registered as an associated person and has been an NFA associate member since January 22, 2003, June 24, 2003 and June 24, 2003, respectively. She is a member of the Managing Member’s Investment Committee.

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

Joanne D. Rosenthal has been Senior Vice President and Director of Research of the Managing Member since July 2009 and Senior Vice President and Director of Portfolio Management and Implementation from October 1999 through June 2009. Ms. Rosenthal has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Member since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. She has been Senior Vice President and Director of Research of KGIM, an investment management firm, since July 2009, Senior Vice President and Director of Portfolio Management and Implementation of KGIM from its inception in October 2005 through June 2009, has been listed as a principal of KGIM since December 12, 2005, and registered as an associated person and has been an NFA associate member since October 10, 2006. Ms. Rosenthal has been Senior Vice President and Director of Research of ClariTy, an investment management firm, since July 15, 2009 and has been listed as a principal since July 15, 2009. She has been a registered representative of KSEC, a broker-dealer, since October 1999 and has been listed as a principal, registered as an associated person and has been an NFA associate member of KSEC since August 28, 2006. Ms. Rosenthal is a member of the Managing Member’s Investment Committee.

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

Peter J. Fell has been Senior Vice President, Director of Due Diligence since joining the Managing Member in September 2004. He has been listed as a principal of the Managing Member since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. In his capacity of Director of Due Diligence of the Managing Member, KGIM and ClariTy, he is responsible for identification and initial and ongoing due diligence of underlying trading advisors, including the Advisors. Mr. Fell is a member of the Managing Member’s Investment Committee.

Mr. Fell was listed as a principal of Kenmar GIM Inc., an investment management firm, from February 6, 2007 until February 24, 2007. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

James E. Purnell joined the Managing Member in January 2010 and is currently Senior Vice President and Chief Risk Officer. He also serves as Senior Vice President and Chief Risk Officer of KGIM and ClariTy. Mr. Purnell has been listed as a principal of the Managing Member, KGIM and ClariTy since April 27, 2010. Mr. Purnell is a Member of the Managing Member’s Investment Committee. In addition, Mr. Purnell is an adjunct professor in finance at Pace University.

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

Melissa Cohn has been Senior Vice President of Research of the Managing Member since January 2010 and Vice President, Managing Director and Senior Research Analyst since she joined the Managing Member in July 1988. She has been registered as an associated person and has been an NFA associate member of the Managing Member since November 9, 1988 and October 20, 1988 and November 9, 1988, respectively. Ms. Cohn has been Senior Vice President of Research of KGIM since January 2010 and Vice President, Managing Director and Senior Research Analyst since its inception in October 2005. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management.

Ms. Cohn is a member of the Managing Member’s Investment Committee. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Lisa Roitman has been a Senior Vice President and General Counsel of the Managing Member since joining the Managing Member in March 2011. She has been listed as a principal of the Managing Member since June 24, 2011. Ms. Roitman has been Senior Vice President and General Counsel of KGIM, an investment management firm, since March 2011 and listed as a principal of KGIM since June 21, 2011. She has been Senior Vice President and General Counsel of ClariTy, an investment management firm, since March 2011 and has been listed as a principal since June 16, 2011. Ms. Roitman has been Director of Legal Affairs of KSEC, a broker-dealer, since April 2011, and has been listed as a principal since June 21, 2011. She is responsible for the company’s legal and structuring matters.

Prior to joining Kenmar, Ms. Roitman was a Managing Director at LAMCO LLC, a subsidiary of Lehman Brothers Holdings Inc., an investment bank, from January 2009 through February 2011. Prior to the bankruptcy of Lehman Brothers she was the Head of Marketing and Structuring for the Structured Fund Products team in New York since June 2007 through December 2008. Prior to joining Lehman Brothers, Ms. Roitman was Head of Structuring for the Equity and Hedge Fund Structured Products teams at HSBC Bank USA from May 2003 through June 2007.

Ms. Roitman received a B.A. degree from Mount Holyoke College, a J.D. from the New England School of Law and a LLM in International Banking Law from Boston University School of Law.

David K. Spohr has been Senior Vice President and Director of Fund Administration of the Managing Member since November 2006, Vice President and Director of Fund Administration of the Managing Member from March 2005 to October 2006, and has been listed as a principal of the Managing Member since May 7, 2007 and registered as an associated person of the Managing Member since December 21, 2010. He has been Senior Vice President and Director of Fund Administration of KGIM, an investment management firm, since November 2006, Vice President and Director of Fund Administration of KGIM from March 2005 through October 2006, and has been listed as a principal since May 7, 2007. Mr. Spohr has been Senior Vice President and Director of Fund Administration of Signature, an investment management firm, since November 2006, and Vice President and Director of Fund Administration of Signature from March 2005 through October 2006. He has been Senior Vice President and Director of Fund Administration of ClariTy since its inception in May 2009, and has been listed as a principal since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities.

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

Frank Coloccia has been Senior Vice President and Chief Technology Officer of the Managing Member since December 2007. He has been the Senior Vice President and Chief Technology Officer of KGIM, an investment management firm, since December 2007, and Senior Vice President and Chief Technology Officer of ClariTy, an investment management firm, since its inception in May 2009.

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

Johannes Van Eek has been Chief Financial Officer of the Managing Member since joining the Managing Member in May 2012. He has been listed as a principal of the Managing Member since November 2012. Mr. Van Eek has been Chief Financial Officer of KGIM, an investment management firm, since May 2012, and has been listed as a principal since November 2012. Mr. Van Eek has been Chief Financial Officer of ClariTy, an investment management firm, since May 2012, and has been listed as a principal since November 2012. Prior to joining Kenmar-Olympia, Mr. Van Eek was Advisor to the President of the Olympia Group in Paris, France from June 2011 to May 2012. Prior to joining the Olympia Group, Mr. Van Eek was a self-employed consultant from January 1999 to May 2011.

Mr. van Eek received a degree in Business Administration and Engineering from Technische Universitat in Germany in 1991.

Nicolas Gilbert has been Chief Compliance Officer of the Managing Member since joining the Managing Member in August 2012. He has been listed as a principal of the Managing Member since November 2012. Mr. Gilbert has been Chief Compliance Officer of KGIM, an investment management firm, since August 2012, and has been listed as a principal since November 2012. Mr. Gilbert has been Chief Compliance Officer of ClariTy, an investment management firm, since August 2012, and has been listed as a principal since November 2012. Prior to joining Kenmar-Olympia, Mr. Gilbert was Chief Compliance Officer of the Olympia group from March 2002 to August 2012. Prior to being appointed CCO, Mr. Gilbert acted as an operations officer from December 1994 to February 2002.

Mr. Gilbert received a Bachelor in Commerce from the University of Paris in 1988 and an MSc in Business and Economics from the ESG Paris School of Business in 1991.

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

Code of Professional Conduct

The Managing Member has adopted a Code of Professional Conduct for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

Registrant itself does not have any employees. Kenmar Preferred Investments, L.P. serves as Managing Member of Registrant. The Board of Directors of the Managing Member has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Member’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of the Managing Member’s Board of Directors and he is not independent of management.

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

As of March 1, 2013, the Managing Member owns no Interest in Registrant.

As of March 1, 2013, no Member beneficially owned more than five percent (5%) of the outstanding Interests issued by Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Registrant has and will continue to have certain relationships with the Managing Member and its affiliates.

Kenmar Preferred Investments, L.P. serves as Registrant’s Managing Member. Beginning January 1, 2010, Registrant will pay to the Managing Member in advance a monthly management fee equal to 1/12 of 6% (6% per annum) of the Net Asset Value of Registrant as of the beginning of each month.

Beginning January 1, 2011, the Registrant pays a monthly fee in the amount of 1/12 of 0.25% of the Registrant’s beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Registrant reimburses the Managing Member on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Member’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2012, 2011 and 2010, Registrant reimbursed the Managing Member $813,821, $1,109,737, and $1,624,706, respectively, for all related party services provided by the Managing Member’s personnel on behalf of Registrant.

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

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $101,000 and $100,000 for 2012 and 2011, respectively, including fees associated with the review of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by EisnerAmper totaled $0 and $0 for 2012 and 2011, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $12,000 and $15,000 for 2012 and 2011, respectively.

(d) All Other Fees

The other fees billed to Registrant by EisnerAmper for 2012 and 2011 totaled $0.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

			Annual Report Page Number
(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to Registrant’s 2012 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	1

		Financial Statements:

		Statements of Financial Condition – December 31, 2012 and 2011	2

		Condensed Schedules of Investments – December 31, 2012 and 2011	3

		Statements of Operations – For the years ended December 31, 2012, 2011 and 2010	5

		Statements of Changes in Members’ Capital (Net Asset Value) – For the years ended December 31, 2012, 2011 and 2010	6

		Notes to Financial Statements	7-24

	2.	Financial Statements Schedules

		All schedules have been omitted because they are not applicable or the required included in the financial statements or the notes thereto

	3.	Exhibits

Exhibit Number	Description of Document

3.1	Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2	Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3	Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1	Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2	Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3	Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4	FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5	ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6	Amendment to ISDA Maser Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7	Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8	Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and KMP Futures Fund I LLC (incorporated by reference from Exhibit 10.10 to Registrant’s Form 10-Q for the period ended June 30, 2011)

10.10	Middle/Back Office Services Agreement entered into as of January 27, 201, by and between GlobeOp Financial Services LLC, KMP Futures Fund I LLC and Kenmar Preferred Investments Corp. (incorporated by reference from Exhibit 10.11 to Registrant’s Form 10-Q for the period ended June 30, 2011)

14.1	Kenmar Preferred Investments, L.P. Code of Professional Conduct (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of January 31, 2013 (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

December 31, 2012

KMP FUTURES FUND I LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of KMP Futures Fund I LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations and changes in members’ capital (net asset value) for each of the years in the three-year period ended December 31, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC at December 31, 2012 and 2011, and the results of its operations for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 25, 2013

KMP FUTURES FUND I LLC

STATEMENTS OF FINANCIAL CONDITION

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents (see Note 2)	$3,193,739	$17,885,213
Investments in Affiliated Investment Funds, at fair value (cost $3,404,181 and $0 at December 31, 2012 and 2011, respectively)	3,773,030	0
Investments in securities, at fair value (cost $12,122,939 and $8,622,642 at December 31, 2012 and 2011, respectively) (see Note 7)	12,162,691	8,622,642
Commodity options owned, at fair value (premiums paid $0 and $260 at December 31, 2012 and 2011, respectively)	0	44
Net unrealized gain on open futures contracts	0	345,472
Net unrealized gain on open forward contracts	0	130,463

Total assets	$19,129,460	$26,983,834

LIABILITIES
Commodity options written, at fair value (premiums received $0 and $530 at December 31, 2012 and 2011, respectively)	$0	$120
Management fees payable to Managing Member	20,356	27,620
Interest payable to Managing Member	2,179	0
Accrued expenses payable	101,232	98,939
Service fees payable	52,194	75,036
Redemptions payable	333,028	754,541
Trading Advisors’ management fees payable	0	38,351
Trading Advisors’ incentive fees payable	0	0

Total liabilities	508,989	994,607

MEMBERS’ CAPITAL (Net Asset Value)	18,620,471	25,989,227

Total liabilities and members’ capital	$19,129,460	$26,983,834

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2012 and 2011

	2012		2011
	Net Unrealized Gain/(Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.00%	$0	(0.03)%	$(6,909)
Currencies	0.00%	0	0.14%	35,767
Energies	0.00%	0	0.02%	6,400
Interest rates	0.00%	0	0.66%	167,118
Metals	0.00%	0	0.12%	31,968
Stock indices	0.00%	0	0.04%	11,297

Net unrealized gain on futures contracts purchased	0.00%	0	0.95%	245,641

Futures contracts sold:
Commodities	0.00%	0	(0.04)%	(14,714)
Currencies	0.00%	0	0.38%	99,721
Energies	0.00%	0	0.09%	24,522
Interest rates	0.00%	0	(0.01)%	(1,370)
Metals	0.00%	0	(0.05)%	(11,709)
Stock indices	0.00%	0	0.01%	3,381

Net unrealized gain on futures contracts sold	0.00%	0	0.38%	99,831

Net unrealized gain on open futures contracts	0.00%	$0	1.33%	$345,472

Forward currency contracts purchased:
Net unrealized gain on forward currency contracts purchased	0.00%	$0	0.41%	$106,903

Forward currency contracts sold:
Net unrealized gain on forward currency contracts sold	0.00%	$0	0.09%	$23,560

Net unrealized gain on forward currency contracts	0.00%	$0	0.50%	$130,463

Purchased Options on Futures Contracts
Fair value of options purchased	0.00%	$0	0.00%	$44

Commodity options owned, at fair value (premiums paid $0 and $260 at December 31, 2012 and 2011, respectively)	0.00%	$0	0.00%	$44

Written Options on Futures Contracts
Fair value of options written	0.00%	$0	0.00%	$(120)

Commodity options written, at fair value (premiums received $0 and $530 at December 31, 2012 and 2011, respectively)	0.00%	$0	0.00%	$(120)

The condensed schedules of investments continues on the next page.

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

December 31, 2012 and 2011

	2012		2011
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investments in Securities:
Publicly-traded mutual funds:

Fidelity Instl Shrt-Interm Govt (shares 601,343.174 and 0 at December 31, 2012 and 2011, respectively)	32.62%	$6,073,566	0.00%	$0

T. Rowe Price Short-Term Bond Fund (shares 1,255,489.654 and 1,792,649.060 at December 31, 2012 and 2011, respectively)	32.70%	$6,089,125	33.18%	$8,622,642

Total investments in Securities (cost $12,122,939 and $8,622,642 at December 31, 2012 and 2011, respectively)	65.32%	$12,162,691	33.18%	$8,622,642

Investments in Affiliated Investment Funds:
CTA Choice EGLG	11.33%	$2,109,076	0.00%	$0
CTA Choice WTN	8.94%	$1,663,954	0.00%	$0

Total investments in Affiliated Investment Funds (cost $3,404,181 and $0 at December 31, 2012 and 2011, respectively)	20.27%	$3,773,030	0.00%	$0

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
REVENUE
Realized	$503,058	$(881,392)	$4,409,247
Change in unrealized	(436,377)	7,422	363,057
Dividend income	216,827	323,141	120,562
Interest income	2,334	3,758	6,907

Net gain (loss) from trading assets	285,842	(547,071)	4,899,773

Net realized loss on investments in Affiliated Investment Funds	(1,644,903)	0	0
Net change in unrealized appreciation/depreciation on investments in Affiliated Investment Funds	368,849	0	0

Net loss from investments in Affiliated Investment Funds	(1,276,054)	0	0

Total (loss) gain on investments	(990,212)	(547,071)	4,899,773

EXPENSES
Interest expense	0	3,515	0
Brokerage commissions	0	190,394	91,840
Management fees to Managing Member	588,523	835,585	1,497,903
ClariTy Managed Account fees	0	80,709	0
Managing Member interest earned on investment funds	113,954	87,264	0
Services fees (see Note 6)	778,921	1,101,427	0
Trading Advisors’ management fees	0	557,159	549,747
Trading Advisors’ incentive fees	0	59,880	1,986
Operating expenses	330,998	393,715	379,805

Total expenses (1)	1,812,396	3,309,648	2,521,281

NET (LOSS) INCOME	$(2,802,608)	$(3,856,719)	$2,378,492

(1) Brokerage commissions, ClariTy Managed Account fees, Trading Advisors’ management and incentive fees, and administrator fees which were paid directly and are a part of the operating expenses during 2011 prior to December 31, 2011, are now paid indirectly and are included in net loss from investments in Affiliated Investment Funds starting January 1, 2012.

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2012, 2011 and 2010

	Members’ Capital
	Individual Members’ Capital	Member Series E	Member Series KGT	Total
Members’ capital at December 31, 2009	$0	$0	$0	$0
Additions	34,909,453	12,170,845	4,263,596	51,343,894
Redemptions	(3,573,384)	(12,479,564)	(4,412,367)	(20,465,315)
Net income for the year ended December 31, 2010	1,921,002	308,719	148,771	2,378,492

Members’ capital at December 31, 2010	33,257,071	0	0	33,257,071
Additions	4,412,339	0	0	4,412,339
Redemptions	(7,823,464)	0	0	(7,823,464)
Net loss for the year ended December 31, 2011	(3,856,719)	0	0	(3,856,719)

Members’ capital at December 31, 2011	25,989,227	0	0	25,989,227
Redemptions	(4,566,148)	0	0	(4,566,148)
Net loss for the year ended December 31, 2012	(2,802,608)	0	0	(2,802,608)

Members’ capital at December 31, 2012	$18,620,471	$0	$0	$18,620,471

See accompanying notes.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Company

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

On October 1, 2010, World Monitor Trust II-Series E (“Member Series E”) contributed all of its assets into the Company and received a voting membership interest. Member Series E together with Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), Kenmar Global Trust (“Member KGT”), World Monitor Trust II Series D (“Member Series D”), World Monitor Trust II Series F (“Member Series F”), and subsequent to the dissolution of each of the fund members, the investors holding interests in the Company, are collectively (the “Members” or the “Individual Members”).

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Member”). Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments, L.P., depending on the applicable period discussed. Kenmar Preferred was the managing owner of each of the Company’s fund Members (through their dissolution), is the Managing Member of the Company, and has been delegated administrative authority over the operations of the Company.

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

The Managing Member terminated the Trading Advisory Agreements with Winton and Graham effective December 31, 2011. The Managing Member may terminate any current Managed Account agreement with an Advisor or select new Trading Advisors including affiliated investment funds (“Affiliated Investment Funds”), from time-to-time, in its sole discretion, in order to achieve the goals of the Company.

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

Effective October 31, 2012, the Company fully redeemed from GRM. Effective November 1, 2012, KMP now allocates approximately one-half of its net assets to each of WTN and CTA Choice EGLG (“EGLG”), a segregated series of the Company. Eagle Trading Systems Inc. is the Trading Advisor for EGLG and will manage the assets pursuant to its Eagle Global Program.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

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

Commodity futures and foreign exchange transactions are reflected in the accompanying statements of financial condition, as at December 31, 2011, on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counterparty under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

Investments in securities consist of publicly-traded mutual funds which are valued using the net asset value on the last day of the period. Realized gains and losses from investments in securities and Affiliated Investment Funds are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Dividends are recorded on the ex-dividend date.

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

The Company considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services that derive fair values for those assets from observable inputs (Level 2). In determining the level, the Company considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Company also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Company has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investments in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in Affiliated Investment Funds is at fair value.

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

There are no Level 3 investments on December 31, 2012 or December 31, 2011, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investments in Affiliated Investment Funds, at fair value	$0	$3,773,030	$0	$3,773,030
Investments in securities, at fair value	$12,162,691	$0	$0	$12,162,691

December 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Net unrealized gain on open futures contracts	$345,472	$0	$0	$345,472
Net unrealized gain on open forward contracts	$0	$130,463	$0	$130,463
Investments in securities, at fair value	$8,622,642	$0	$0	$8,622,642
Commodity options owned, at fair value	$0	$44	$0	$44

Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

B.	Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) entitled Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was issued to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s currently issued International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarification to the Fair Value Measurements and Disclosures Topic of the Codification, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. For public entities, ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Cash and Cash Equivalents

Cash and cash equivalents represents amounts deposited with a bank and clearing broker, a portion of which was restricted prior to January 1, 2012 when the Company engaged the Trading Advisors directly for purposes of meeting margin requirements. Margin requirements typically ranged from 0% to 35% of the face value of the derivatives traded. A portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank. As of December 31, 2012 and December 31, 2011, $0 and $303,663 are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

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

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

I.	Investments in Affiliated Investment Funds

The investments in Affiliated Investment Funds are reported at fair value in the Company’s statements of financial condition. Fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the fund. Generally, the fair value of the Company’s investments in the Affiliated Investment Funds represents the amount that the Company could reasonably expect to receive from the funds if the Company’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

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

Effective January 1, 2012, the Company indirectly through its investments in the Affiliated Investment Funds pays the following Trading Advisors management fees (based on their respective Capital Commitments to the CTA Choice investments) and incentive fees for achieving “New High Net Trading Profits,” in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements.

Trading Advisor	Management Fee	Incentive Fee
WTN	1.50%	20.00%
GRM*	2.00%	20.00%
EGLG	2.00%	25.00%

*The Company fully redeemed from GRM as of October 31, 2012.

For the year ended December 31, 2012, management fees, which are earned indirectly as discussed above, are calculated within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $397,564. For the years ended December 31, 2011 and 2010, management fees earned directly as discussed above, totaled $557,159 and $549,747, respectively, of which $38,351 was payable at December 31, 2011.

For the year ended December 31, 2012, incentive fees earned indirectly as discussed above, totaled $19,538. For the years ended December 31, 2011 and 2010, incentive fees earned directly as discussed above, totaled $59,880 and $1,986, respectively, of which $0 and $1,986, respectively, was payable at December 31, 2011 and 2010.

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

The Managing Member has determined that it is in the best interest of the Company to invest a portion of its net assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). Effective January 1, 2011, the Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized net asset value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investment in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the Certain Investment Fund’s income. For the years ended December 31, 2012 and 2011, the Managing Member’s portion of interest earned on the non-margin assets amounted to $113,954 and $87,264, respectively.

From January 1, 2011 to December 31, 2011, the Company paid a monthly managed account fee in the amount of 1/12 of 0.25% of the Company’s beginning net asset value directly to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Company pays this fee indirectly through its investments in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the year ended December 31, 2012, the managed account fees earned indirectly as discussed in Note 3B, totaled $56,850. For the year ended December 31, 2011, the managed account fees earned directly as discussed in Note 3B, totaled $80,709.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Through December 31, 2011, the Company directly paid the administrator fees. Effective January 1, 2012, the Company indirectly pays its pro-rata share of administrator fees through its investments in the Affiliated Investment Funds. For the year ended December 31, 2012, the Company paid administration fees indirectly as discussed above, totaling $29,989. For the years ended December 31, 2011 and 2010, the Company paid administration fees directly as discussed above, totaling $50,094 and $33,984, respectively of which $2,874 was payable by the Company at December 31, 2011.

Note 6.	SERVICE FEES

Starting January 1, 2011, the service fee disclosed on the statements of operations represents the monthly on-going trailing compensation paid to the service providers. With respect to investors in the Company that were formerly investors in Member KGT, a monthly fee in the amount of 1/12 of 3.5% (3.5% per annum) of the beginning of the month net asset value of such outstanding Interests serviced by the service provider are paid to the aforementioned service providers. With respect to investors in the Company that were formerly investors in Series E,, Member DFT I, Member FST, Member D and Member F, a monthly fee in the amount of 1/12th of 4.0% (4.0% per annum) of the beginning of month net asset value of such outstanding Interests serviced by the service provider are paid to the aforementioned service providers. The Services Fees are paid by the Company and are deducted from the management fee to be paid by the Company to the Managing Member.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2012, the Company invested a portion of its assets in Affiliated Investment Funds. The Company’s investments in Affiliated Investment Funds represent approximately 20.27% of the net asset value of the Company at December 31, 2012. The investments in the Affiliated Investment Funds are reported in the Company’s statements of financial condition at their fair value and are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of the Company’s investments in Affiliated Investment Funds as of December 31, 2012.

	Net Asset Value December 31, 2011	Purchases(1)	Gain (Loss)	Redemptions	Net Asset Value December 31, 2012
CTA Choice GRM	$0	$5,515,014	$(835,575)	$(4,679,439)	$0
CTA Choice WTN	0	5,885,407	(492,073)	(3,729,380)	1,663,954
CTA Choice EGLG	0	2,911,758	51,594	(854,276)	2,109,076

Total	$0	$14,312,179	$(1,276,054)	$(9,263,095)	$3,773,030

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

The Company records its proportionate share of income or loss in the statements of operations.

The Company’s investments in the Affiliated Investment Funds are not fully funded, but are subject to additional capital calls to the Affiliated Investment Funds up to full amount of the capital commitment. The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the maximum amount that can be requested from the Company if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. The Company’s capital commitment to the Affiliated Investment Funds is disclosed below.

	Total Capital Commitment December 31, 2012	Net Asset Value December 31, 2012	Remaining Capital Commitment December 31, 2012
CTA Choice EGLG	$9,417,906	$2,109,076	$7,308,830
CTA Choice WTN	9,679,437	1,663,954	8,015,483

Total	$19,097,343	$3,773,030	$15,324,313

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were:

	2012	2011	2010
Management fees to Managing Member	$588,523	$835,585	$1,497,903
ClariTy Managed Account fees to affiliate(1)	0	80,709	0
General and administrative (operating expense)	111,344	106,179	126,803
Managing Member interest on investment funds payable	113,954	87,264	0

Total	$813,821	$1,109,737	$1,624,706

(1)        Clarity Managed Account fees, which were paid directly to the Managing Member during 2011 and 2010, are now paid indirectly through its investments in Affiliated Investment Funds, starting January 1, 2012 and totaled $56,850.

Expenses payable to Kenmar Preferred and its affiliates, which are included in accrued expenses payable on the statements of financial condition as of December 31, 2012 and 2011, were $52,544 and $60,944, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivative assets by instrument type, as well as the location of those instruments on the statements of financial condition as of December 31, 2011 are included in the condensed schedules of investments. As of December 31, 2011, none of the derivatives held were designated as hedging instruments. No derivative instruments were directly held by the Company as of December 31, 2012. Derivative trading activity is now conducted indirectly within the Affiliated Investment Funds.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Type of Instrument
Commodities Contracts	$0	$(50,934)	$1,336,196
Currencies Contracts	0	(55,210)	1,144,289
Interest Rate Contracts	0	1,710,798	1,983,877
Stock Indices Contracts	0	(1,368,126)	71,069
Purchased Options on Futures Contracts	0	974	(4,275)
Written Options on Futures Contracts	0	1,725	8,355
Forward Currency Contracts	0	(1,234,289)	455,871

Total	$0	$(995,062)	$4,995,382

Statements of Operations
Realized	$476,129	$(564,270)	$4,194,111
Change in unrealized	(476,129)	(430,792)	801,271

Total	$0	$(995,062)	$4,995,382

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

For the years ended December 31, 2012 and 2011, the total number of closed futures contracts was 445 and 37,770, respectively, the total number of closed option contracts was 2 and 24, respectively, and the average monthly notional value of forwards contracts closed was approximately $0 and $564,759,932, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during 2012 and 2011.

No derivative instruments were held directly by the Company during the year ended December 31, 2012.

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

At December 31, 2012 and December 31, 2011, such segregated assets totaled $0 and $4,630,391, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $0 and $217,318 at December 31, 2012 and December 31, 2011, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2012, the Company had no open futures or forward currency contracts as the Company has transitioned from investments in direct Managed Accounts to accessing the Trading Advisors through CTA Choice’s managed account platform.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	December 31, 2012	December 31, 2011
	Individual Members’	Individual Members’
Total Return(1)
Total return before incentive fees	(12.08)%	(11.75)%
Incentive fees (3),(4)	0.00%	(0.15)%

Total return after incentive fees	(12.08)%	(11.90)%

Ratios to average net asset value:
Expenses prior to incentive fee(4)	8.07%	10.33%
Incentive fees(3),(4)	0.00%	0.19%

Total expenses and incentive fees(4)	8.07%	10.52%

Net investment loss(2),(4)	(7.10)%	(9.29)%

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

(3)       Represents incentive fees charged by the Trading Advisors for the year ended December 31, 2011.

(4)       Beginning January 1, 2012, Trading Advisor management and incentive fees and various other operating expenses charged indirectly within the Company’s investments in Affiliated Investment Funds are now included in total return.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	December 31, 2010
	Individual Members’	Member Series E(3)	Member KGT(4)
Total Return(1)
Total return before incentive fees	7.22%	2.57%	3.49%
Incentive fees	(0.01)%	0.00%	(0.01)%

Total return after incentive fees	7.21%	2.57%	3.48%

Ratios to average net asset value:
Expenses prior to incentive fee	9.75%	3.32%	3.37%
Incentive fees	0.01%	0.00%	0.01%

Total expenses and incentive fees	9.76%	3.32%	3.38%

Net investment loss(2)	(9.26)%	(3.27)%	(1.96)%

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

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of February 28, 2013:

	Total Capital Commitment February 28, 2013	Net Asset Value February 28, 2013	Remaining Capital Commitment February 28, 2013
CTA Choice EGLG	$9,013,829	$2,108,569	$6,905,260
CTA Choice WTN	9,318,958	1,255,257	8,063,701

Total	$18,332,787	$3,363,826	$14,968,961

From January 1, 2013 through March 24, 2013, there were estimated redemptions of $463,646.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 2013.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, L.P.
Managing Member

	By:	/s/ David K. Spohr	Date: March 25, 2013
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 25, 2013.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, L.P.
Managing Member

	By:	/s/ Kenneth A. Shewer	Date: March 25, 2013
Kenneth A. Shewer
Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: March 25, 2013
David K. Spohr
Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)