Form 10-Q
period 2013-03-31
KMP Futures Fund I LLC
filed 2013-05-14
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC

(Exact name of the Registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(914) 307-7000

(The Registrant’s telephone number, including area code)

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

MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

March 31, 2013 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents (see Note 2)	$3,686,921	$3,193,739
Receivable from Managing Member	31,965	0
Investment in Affiliated Investment Funds, at fair value (cost $2,717,149 and $3,404,181 at March 31, 2013 and December 31, 2012, respectively) (see Note 7)	3,111,139	3,773,030
Investment in securities, at fair value (cost $11,786,866 and $12,122,939 at March 31, 2013 and December 31, 2012, respectively)	11,818,920	12,162,691

Total assets	$18,648,945	$19,129,460

LIABILITIES
Management fees payable to Managing Member	$19,553	$20,356
Interest payable to Managing Member	4,965	2,179
Accrued expenses payable	121,030	101,232
Service fees payable	50,285	52,194
Redemptions payable	245,891	333,028

Total liabilities	441,724	508,989

MEMBERS’ CAPITAL (Net Asset Value)	18,207,221	18,620,471

Total liabilities and members’ capital	$18,648,945	$19,129,460

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013		December 31, 2012
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in Securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 584,195.885 and 601,343,174 at March 31, 2013 and December 31, 2012, respectively)	32.44%	$5,906,220	32.62%	$6,073,566
T. Rowe Price Short-Term Bond Fund (shares 1,221,632.246 and 1,255,489.654 at March 31, 2013 and December 31, 2012, respectively)	32.47%	5,912,700	32.70%	6,089,125

Total investment in Securities (cost $11,786,866 and $12,122,939 at March 31, 2013 and December 31, 2012, respectively)	64.91%	$11,818,920	65.32%	$12,162,691

Investment in Affiliated Investment Funds:
CTA Choice EGLG	10.01%	$1,822,637	11.33%	$2,109,076
CTA Choice WTN	7.08%	1,288,502	8.94%	1,663,954

Total investment in Affiliated Investment Funds (cost $2,717,149 and $3,404,181 at March 31, 2013 and December 31, 2012, respectively)	17.09%	$3,111,139	20.27%	$3,773,030

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three months ended March 31,
	2013	2012
INVESTMENT INCOME
Interest income	$131	$1,250
Dividend income	30,093	51,053

Total investment income	30,224	52,303
EXPENSES
Management fees to Managing Member	123,130	161,221
Managing Member interest earned on investment funds	11,649	10,918
Services fees (see Note 6)	153,684	226,754
Operating expenses	101,168	73,968

Total expenses	389,631	472,861
General and administrative expenses borne by the Managing Member and affiliates	(31,965)	0

Net expenses	357,666	472,861

Net investment loss	(327,442)	(420,558)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized gain on securities	904	472,792
Net change in unrealized appreciation/depreciation on securities	(7,698)	(449,389)

Net (loss) gain from investments in securities	(6,794)	23,403

Net realized gain on Affiliated Investment Funds	435,628	402,398
Net change in unrealized appreciation /depreciation on Affiliated Investment Funds	25,141	(341,136)

Net gain from investments in Affiliated Investment Funds	460,769	61,262

NET INCOME (LOSS)	$126,533	$(335,893)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

Members’ Capital
Three months ended March 31, 2013
Members’ capital at December 31, 2012	$18,620,471
Redemptions	(539,783)
Net income for the three months ended March 31, 2013	126,533

Members’ capital at March 31, 2013	$18,207,221

Three months ended March 31, 2012
Members’ capital at December 31, 2011	$25,989,227
Redemptions	(1,001,884)
Net loss for the three months ended March 31, 2012	(335,893)

Members’ capital at March 31, 2012	$24,651,450

See accompanying notes.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

KMP Futures Fund I LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Company (the “Operating Agreement”). The Company was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Investors holding interests in the Company are collectively referred to as the “Members” or the “Individual Members”. The fiscal year end of the Company is December 31.

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Member”). Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments, L.P., depending on the applicable period discussed. Kenmar Preferred is the Managing Member of the Company and has been delegated administrative authority over the operations of the Company.

The Company is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company is subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).

The Company allocates a portion of its assets to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company, for which such allocations are rebalanced quarterly. Each Trading Advisor manages the portion of the assets of the Company allocated to such Trading Advisor and makes the trading decisions in respect of the assets allocated to such Trading Advisor. The Managing Member may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Member may determine to access certain Trading Advisors through separate investee pools.

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by the CTA Choice’s managing member. CTA Choice is an “umbrella fund” having multiple series, each of which is referred to as an “Affiliated Investment Fund”. Each Affiliated Investment Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Effective January 1, 2012, the Company allocated approximately one-half of its net assets (“Allocated Assets”) to each of the following: CTA Choice GRM (“GRM”) and CTA Choice WTN (“WTN”), both segregated series of CTA Choice. Graham Capital Management, L.P. (“Graham”) is the Trading Advisor for GRM and manages the assets pursuant to its K4D-15V Program. Winton Capital Management Limited (“Winton”) is the Trading Advisor for WTN and manages the assets pursuant to its Winton’s Diversified Program. Prior to January 1, 2012, the Company accessed Graham and Winton through direct managed accounts. Effective December 31, 2011, the Company terminated the Graham and Winton direct managed accounts and gained access to the trading advisors by investing into GRM and WTN as discussed above. As of December 31, 2011, the Graham and Winton direct managed accounts were both in a loss carryforward position. As agreed upon with the trading advisors, the loss carry forward from the Company’s direct managed accounts were transferred over to the Company’s member interests in GRM and WTN effective January 1, 2012.

Effective October 31, 2012, the Company fully redeemed from GRM. Effective November 1, 2012, the Company allocated approximately one-half of its net assets to each of WTN and CTA Choice EGLG (“EGLG”), a segregated series of CTA Choice. Eagle Trading Systems Inc. is the Trading Advisor for EGLG and will manage the assets pursuant to its Eagle Global Program.

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management L.P. (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management LLC or Kenmar Global Investment Management, L.P., depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Company pays no management or incentive fees to the Asset Allocator.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2013, the condensed statements of operations for the three months ended March 31, 2013 (“First Quarter 2013”) and for the three months ended March 31, 2012 (“First Quarter 2012”) and the condensed statements of changes in members’ capital for the First Quarter 2013 and First Quarter 2012 are unaudited.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of March 31, 2013 and the results of its operations for the First Quarter 2013 and the First Quarter 2012. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012.

Investment in securities consists of publicly-traded mutual funds, which are valued using the net asset value on the last day of the period. Realized gains and losses from investment in securities and Affiliated Investment Funds are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

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

The Company considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). In determining the level, the Company considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Company also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Company has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in the Affiliated Investment Funds is at fair value.

There are no Level 3 investments on March 31, 2013 or December 31, 2012, nor any portion of the interim periods.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$3,111,139	$0	$3,111,139
Investment in securities, at fair value	$11,818,920	$0	$0	$11,818,920

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$3,773,030	$0	$3,773,030
Investment in securities, at fair value	$12,162,691	$0	$0	$12,162,691

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in overnight deposits. Interest income, if any, includes interest on cash and overnight deposits. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protections afforded such deposits. The Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The members bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, redemptions received.

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

There have been no differences between the tax basis and book basis of assets, liabilities or Members’ capital since inception of the Company

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

F.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, net asset value is calculated per each Member’s capital account balance after allocations of net income/(loss) to such Member’s account.

G.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported at fair value in the Company’s condensed statements of financial condition. Fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the fund. Generally, the fair value of the Company’s investment in the Affiliated Investment Funds represents the amount that the Company could reasonably expect to receive from the funds if the Company’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

Note 3.	COSTS, FEES AND EXPENSES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company, subject to an operating expense cap of 1.5% of the Company’s net asset value per annum. Operating expenses include legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

B.	Management and Incentive Fees

Effective January 1, 2012, the Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on their respective Capital Commitments to the CTA Choice investments) and incentive fees for achieving “New High Net Trading Profits,” in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Trading Advisor	Management Fee	Incentive Fee
WTN	1.50%	20.00%
GRM*	2.00%	20.00%
EGLG	2.00%	25.00%

*	The Company fully redeemed from GRM as of October 31, 2012.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	COSTS, FEES AND EXPENSES (CONTINUED)

B.	Management and Incentive Fees (Continued)

For the First Quarter 2013 and First Quarter 2012, the Company paid management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date of $80,956 and $114,365, respectively.

For the First Quarter 2013 and First Quarter 2012, the Company paid incentive fees indirectly within its investments in Affiliated Investment Funds of $39,141 and $0, respectively.

C.	Commissions

The Company indirectly, through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective Net Asset Value of each of the Affiliated Investment Funds.

Note 4.	MANAGING MEMBER AND AFFILIATES

The Company’s management fees to Kenmar Preferred and operating expense cap are both calculated on the net assets of the Company at rates of 6.0% and 1.5% per annum, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Managing Member has determined that it is in the best interest of the Company to invest a portion of its net assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized net asset value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. For the First Quarter 2013 and the First Quarter 2012, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $11,649 and $10,918, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING MEMBER AND AFFILIATES (CONTINUED)

Effective January 1, 2012, the Company pays a monthly managed account fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the First Quarter 2013 and the First Quarter 2012, the managed account fees earned indirectly totaled $11,548 and $16,269, respectively.

Note 5.	ADMINISTRATOR

GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, serves as the administrator of the Company. The Administrator performs or supervises the performance of services necessary for the operation and administration of the Company (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Company’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Company, including certain books and records required by CFTC Rule 4.23(a). GlobeOp also serves as the administrator of the Affiliated Investment Funds

Effective January 1, 2012, the Company indirectly pays its pro-rata share of administrator fees through its investments in Affiliated Investment Funds. For the First Quarter 2013 and the First Quarter 2012, the Company indirectly paid administration fees totaling $8,323 and $8,530, respectively.

Effective January 1, 2013, the Company also pays an administration fee directly to GlobeOp. For the First Quarter 2013, the Company directly paid GlobeOp administration fees of $6,250.

Note 6.	SERVICE FEES

The service fee disclosed on the condensed statements of operations represents the monthly on-going trailing compensation paid to the service providers. With respect to investors in the Company that were formerly investors in Member KGT, a monthly fee in the amount of 1/12 of 3.5% (3.5% per annum) of the beginning of the month net asset value of such outstanding Interests serviced by the service provider are paid to the aforementioned service providers. With respect to investors in the Company that were formerly investors in Series E, Member DFT I, Member FST, Member D and Member F, a monthly fee in the amount of 1/12th of 4.0% (4.0% per annum) of the beginning of month net asset value of such outstanding Interests serviced by the service provider are paid to the aforementioned service providers. The services fees are paid by the Company and are deducted from the management fee paid by the Company to the Managing Member.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2012, the Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents approximately 17.09% and 20.27% of the net asset value of the Company at March 31, 2013 and December 31, 2012, respectively. The investment in Affiliated Investment Funds is reported in the Company’s condensed statements of financial condition at their fair value and is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the First Quarter 2013 and the First Quarter 2012:

	Net Asset Value December 31, 2012	Purchases	Gain	Redemptions	Net Asset Value March 31, 2013
CTA Choice EGLG	$2,109,076	$681,947	$112,067	$(1,080,453)	$1,822,637
CTA Choice WTN	1,663,954	415,105	348,702	(1,139,259)	1,288,502

Total	$3,773,030	$1,097,052	$460,769	$(2,219,712)	$3,111,139

	Net Asset Value December 31, 2011	Purchases (1)	Gain (Loss)	Redemptions	Net Asset Value March 31, 2012
CTA Choice GRM	$0	$4,020,252	$220,256	$(1,429,499)	$2,811,009
CTA Choice WTN	0	3,603,663	(158,994)	(2,045,953)	1,398,716

Total	$0	$7,623,915	$61,262	$(3,475,452)	$4,209,725

(1)	Included in the purchases are contributions of open futures, open forwards and options contracts with a fair value of $475,859.

The Affiliated Investment Funds are redeemable semi-monthly and require a redemption notice of 1-5 days. The Company may make additional contributions or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in trading of futures including agricultural, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options of future contracts.

The Company records its proportionate share of income or loss in the condensed statements of operations.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The Company’s investment in Affiliated Investment Funds is not fully funded, but is subject to additional capital calls to the Affiliated Investment Funds up to the full amount of the capital commitment. The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the maximum amount that can be requested from the Company if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. The Company’s capital commitment to the Affiliated Investment Funds is disclosed below.

	Total Capital Commitment March 31, 2013	Net Asset Value March 31, 2013	Remaining Capital Commitment March 31, 2013
CTA Choice EGLG	$9,138,614	$1,822,637	$7,315,977
CTA Choice WTN	9,446,703	1,288,502	8,158,201

Total	$18,585,317	$3,111,139	$15,474,178

The Company’s investment in Affiliated Investment Funds is subject to the market and credit risks of securities held or sold short by their respective Affiliated Investment Fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.	RELATED PARTIES

The Company reimburses Kenmar Preferred and its affiliates for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company was as follows:

	Three months ended March 31,
	2013	2012
Management fees to Managing Member	$123,130	$161,221
Operating expenses	34,752	36,444
Managing Member interest earned on investment funds	11,649	10,918

	$169,531	$208,583
General and administrative expenses borne by the Managing Member and its affiliates	(31,965)	0

Total	$137,566	$208,583

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	RELATED PARTIES (CONTINUED)

Expenses payable to the Kenmar Preferred and its affiliates, which are included in the condensed statements of financial condition as of March 31, 2013 and December 31, 2012, were $56,898 and $52,544, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of March 31, 2013 and December 31, 2012. Derivative trading activity is now conducted indirectly within the Affiliated Investment Funds.

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the First Quarter 2012 was as follows:

Trading Revenue for the First Quarter 2012
Condensed statement of operations
Net realized gain on securities	$476,129
Net change in unrealized depreciation on securities	(476,129)

Total	$0

The Company’s investment in Affiliated Investment Funds are subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. The Company bears the risk of loss only to the extent of the market value of its investment and, in certain specific circumstances, distributions and redemptions received.

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it indirectly invests through its investments in Affiliated Investment Funds. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk), including investments in Affiliated Investment Funds.

The Managing Member has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments. the liquidity and inherent volatility of the markets in which the Company indirectly invests through its ownership in Affiliated Investment Funds.

Credit Risk

The Managing Member attempts to minimize both credit and market risks by requiring the Company and its Trading Advisors to abide by various trading limitations and policies. The Managing Member monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

As of March 31, 2013 and December 31, 2012, the Company had no open futures or forward currency contracts as the Company accessed the Trading Advisors through its investments in Affiliated Investment Funds.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the First Quarter 2013 and the First Quarter 2012. This information has been derived from information presented in the condensed financial statements.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Total return (1)	0.68%	(1.33)%

Total expenses (2)	7.78%	7.24%

Net investment loss (2), (3)	(7.12)%	(6.42)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.

(1)	Not Annualized.
(2)	Annualized.
(3)	Represents interest and dividend income less net expenses.

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of April 30, 2013:

	Total Capital Commitment April 30, 2013	Net Asset Value April 30, 2013	Remaining Capital Commitment April 30, 2013
CTA Choice EGLG	$9,572,771	$2,285,888	$7,286,883
CTA Choice WTN	9,431,619	1,500,054	7,931,565

Total	$19,004,390	$3,785,942	$15,218,448

From April 1, 2013 through May 13, 2013, there were redemptions of $303,392 effective for April 30, 2013.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2013 (“First Quarter 2013”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

KMP Futures Fund I LLC (the “Registrant”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Registrant will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Registrant (the “Operating Agreement”). The Registrant was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Investors holding interests in the Registrant are collectively referred to herein as the “Members” or the “Individual Members”. The fiscal year end of the Registrant is December 31.

Effective November 12, 2009, the Registrant became a reporting company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Moreover, as a commodity pool, the Registrant became subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).

The Registrant’s Objectives

The Registrant’s objectives are:

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

Managing Member and its Affiliates

Kenmar Preferred Investments, L.P. (formerly Kenmar Preferred Investments Corp., “Kenmar Preferred” or “Managing Member”) is the Managing Member of the Registrant, and has been delegated administrative authority over the operations of the Registrant.

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

Fees and Expenses

Management Fee

The Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of the Registrant as of the beginning of the month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2012 filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

“Net Asset Value” is the total assets of the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, through its investments in the CTA Funds, indirectly pays a monthly managed account fee in the amount of 1/12 of 0.25% of the respective CTA Fund’s beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Trading Advisors’ Fees

The Registrant indirectly pays Winton and Eagle monthly management fees at an annual rate of 1.5% and 2% respectively as defined in their respective Trading Advisory Agreements.

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

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Member on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, The Registrant’s pro rata share of the expenses of any Access Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Access Funds, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrants meetings and preparing, printing and mailing of proxy statements and reports to Members, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50%

of average Net Asset Value per annum, See Note 3 of the Registrant’s 2012 annual report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2012 annual report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of December 31, 2012, is set forth under Items 2 and 3 herein.

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

Critical Accounting Policies

General

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Member to make judgments, estimates and assumptions in connection with the preparation of the Registrant’s condensed financial statements. Actual results may differ from the estimates used.

The Managing Member has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2012 annual report filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

The Registrant records all investments at fair value in its condensed financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant’s condensed statements of financial condition and are considered Level 2 investments. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the condensed financial statements) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrants valuation by the management of the fund. Generally, the fair value of the Registrant’s investments in the funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at March 31, 2013, $11,818,920 or 79.16% of the Registrant’s investments are classified as Level 1 and $3,111,139 or 20.84% as Level 2. Of the Registrant’s investments at December 31, 2012, $12,162,691 or 76.32% of the Registrant’s investments are classified as Level 1 and $3,773,030 or 23.68% as Level 2. There are no Level 3 investments at March 31, 2013 or December 31, 2012, nor any portion of the interim periods.

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

Subscriptions and Redemptions

First Quarter 2013

Subscriptions of Interests for the First Quarter 2013 were $0. Redemptions of Interests for the First Quarter 2013 were $539,783.

First Quarter 2012

Subscriptions of Interests for the First Quarter 2012 were $0. Redemptions of Interests for the First Quarter 2012 were $1,001,884.

Liquidity

A portion of the Registrant’s net assets has been held in cash, which was used as margin for trading in commodities through its investments in Affiliated Investment Funds.

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

Market Overview

Following is a market overview for the First Quarter 2013 and First Quarter 2012:

First Quarter 2013

The first quarter was marked by surging optimism in the global financial markets, with emphasis on the United States. The resolution of the fiscal cliff, growing signs that the deleveraging headwinds on consumers were fading, continued robust housing data, and the improving job market all boosted hopes that the US economy was on the verge of a multi-year reflation. The bold steps of Japanese policymakers to shake their economy from long-term inactivity advanced their stock markets and gave a massive jolt to consumer and business confidence. Sovereign debt markets continued to stabilize in Europe despite the flare up in Cyprus. China and other emerging markets showed signs that they were reaccelerating after the slowdown in 2012. Global PMIs lifted up in the first quarter. Risk assets soared, especially in the US, as the markets looked ahead to a year with no major worries of financial dislocation, expectations of firming growth, and still accommodative monetary policy.

Treasuries continued to selloff as tail risk perceptions dwindled and investors began to chase yield and asset appreciation. Still, the selloff failed to gather momentum as the Cyprus bailout fueled a strong bid for Treasuries toward the end of the quarter. Yields on the long-end of the curve climbed and the yield curve steepened. The yield on the 10-year appreciated 9 basis points to 1.87%, although at one point during the quarter the yield had surged to 2.06%. The 30-year yield rose 15 basis points to reach 3.10%, the highest level since May 2012. The yield on the 5-year edged up 5 basis points to 0.77%. However, the yield on the 2-year note was unchanged at 25 basis points. The Bank of Japan announced massive quantitative easing and its intention to buy a wide range of assets. The European Central Bank and the Bank of England maintained status quo.

Despite the rally in risk assets and the fading of flight to safety, the greenback rallied quickly as expectations of US economic resurgence gained ground. The Dollar Index jumped 4.02%. The euro failed to hold onto the gains at the beginning of the year and fell back to below 1.30 by the end of the quarter, losing 2.81% against the dollar. The British Pound plunged 6.57% against the dollar as poor economic performance and widening current account deficit took their toll. The yen continued its rapid decline, dropping 8.68%, due to the Bank of Japan’s announcement of Quantitative Easing. The commodity currencies were mixed—the Australian dollar edged up 0.15% against the greenback but the Canadian dollar dropped 2.17%.

US equities experienced their best first quarter since 1997. The gains were broad-based, with transportation and financials leading the way. The Dow, the S&P 500, and NASDAQ gained approximately 11.25%, 10.61%, and 8.21%, respectively, for the quarter. European stocks experienced more moderate gains. The STOXX 600, a broad measure of European equities, climbed 2.31%, in dollar terms. The CAC, the DAX, and the FTSE 100 closed the quarter with gains of approximately 2.48%, 2.40%, and 8.71%, respectively. Asian markets were more mixed. The Nikkei soared 19.27%, after climbing 17.2% in the previous quarter. However, the Hang Seng declined 1.58%. The Korean Kospi edged up 0.39%. The Australian All Ordinaries Index rose 6.76%.

Commodities did not partake in the global rally in risk assets. Much of the commodity complex declined, with the exception of the energy complex and cotton. WTI crude gained 4.41% during the quarter even as Brent crude declined 2.63%, narrowing the spread between the two. Gasoline and natural gas outperformed crude oil, soaring 11.29% and 24.47%, respectively. Natural gas benefited from the colder winter.

Precious metals lost ground as fear receded and investors sought out yield. Gold and silver dropped 5.57% and 8.49%, respectively. Base metal prices fell across the board. Copper, nickel, aluminum, and zinc recorded losses of 8.94%, 5.90%, 11.89%, and 11.36%, respectively.

The grains complex was mixed. Wheat prices dropped 8.94% as US weather threats diminished. On the other hand, corn and soybeans held their ground. The softs complex suffered significant losses, notably sugar, which declined 10.31% on reports that India’s production would be higher than earlier estimates. Coffee fell 8.20%.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which the Registrant’s assets were indirectly allocated as of the First Quarter 2013 and First Quarter 2012, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s indirect trading results for the major sectors in which the Registrant traded for the First Quarter 2013 and First Quarter 2012.

First Quarter 2013

As of March 31, 2013, the allocation of the Registrant’s assets, through its investments in CTA Choice segregated series, to major sectors was as follows:

Sector	Allocation
Currencies	15.25%

Energies	11.72%

Grains	4.69%

Indices	27.54%

Interest Rates	24.99%

Meats	0.21%

Metals	12.77%

Tropicals	2.83%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for First Quarter 2013 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Japanese yen and the Euro. The majority of its losses were incurred in the British pound and Swiss franc.

Energies: (+) Registrant experienced a majority of its gains in natural gas and heating oil. The majority of its losses were incurred in crude oil.

Grains: (-) Registrant experienced a majority of its gains in wheat. The majority of its losses were incurred in corn and soybeans.

Indices: (+) Registrant experienced a majority of its gains in the Nikkei index and the S&P 500 Mini index. The majority of its losses were incurred in the Hang Seng index.

Interest Rates: (-) Registrant experienced a majority of its gains in Japanese government bonds and the German bobl. The majority of its losses were incurred in U.S. treasury notes and the London gilt.

Meats: (+) Registrant experienced a majority of its gains in cattle. The majority of its losses were incurred in hogs.

Metals: (-) Registrant experienced a majority of its gains in gold. The majority of its losses were incurred in silver and copper.

Softs: (+) Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in cocoa.

First Quarter 2012

As of March 31, 2012, the allocation of the Registrant’s assets, through its investments in CTA Choice segregated series to major sectors was as follows:

Sector	Allocation
Currencies	22.89%

Energies	12.85%

Grains	6.38%

Indices	21.36%

Interest Rates	0.22%

Meats	6.11%

Metals	27.43%

Tropicals	2.76%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for First Quarter 2012 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the Swedish krona and Norwegian krone. The majority of its losses were incurred in the Euro, Swiss franc, and British pound.

Energies: (+) The Registrant experienced the majority of its gains in natural gas, RBOB gasoline futures, and brent crude.

Grains: (-) The Registrant experienced gains in Kansas wheat and soybean meal. The majority of its losses were incurred in corn and soybeans.

Indices: (+) The Registrant experienced gains in the Nasdaq 100 (E-Mini), S&P 500 Mini, and Dow Jones Industrial Average. The majority of its losses were incurred in the Hang Seng and CAC 40.

Interest Rates: (-) The Registrant experienced a majority of its gains in the Euribor (Liffe) and German BOBL. The majority of its losses were incurred in U.S. treasury bonds and notes as well as the Aussie 10-year bond.

Meats: (-) The Registrant experienced losses in live hogs. Feeder cattle and live cattle traded flat.

Metals: (-) The Registrant experienced a majority of its losses were realized in zinc, aluminum, and copper.

Softs: (-) The Registrant experienced gains in coffee. Losses were incurred in sugar and cocoa.

Results of Operations

First Quarter 2013

The Net Asset Value of the Registrant as of March 31, 2013 was $18,207,221, a decrease of $413,250 from the December 31, 2012 Net Asset Value of $18,620,471, primarily due to investor redemptions during the quarter.

The Registrant’s performance for the First Quarter 2013 was 0.68%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the First Quarter 2013 was approximately $7,000.

The Registrant’s total gain from its investment in Affiliated Investment Funds for the First Quarter 2013 was approximately $461,000.

Dividend income for the First Quarter 2013 was approximately $30,000, a decrease of approximately $21,000, as compared to the First Quarter 2012.

Brokerage Commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $10,000, a decrease of approximately $28,000 as compared to the First Quarter 2012, primarily due to the decrease in net asset value discussed above.

Trading Advisor’s management fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $81,000, a decrease of approximately $33,000 as compared to the First Quarter 2012, primarily due to the decrease in net asset value discussed above.

Management fees to the Managing Member for the First Quarter 2013 were approximately $123,000, a decrease of approximately $38,000 as compared to the First Quarter 2012, primarily due to investor redemptions.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $39,000.

ClariTy Managed Account fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $12,000, a decrease of approximately $4,000 as compared to the First Quarter 2012, primarily due to the decrease in net asset value discussed above.

Service fees for the First Quarter 2013 were approximately $154,000, a decrease of approximately $73,000 as compared to the First Quarter 2012, primarily due to investor redemptions.

Managing Member interest earned on investment funds for the First Quarter 2013 was approximately $12,000, an increase of approximately $1,000 as compared to the First Quarter 2012.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the First Quarter 2013 were approximately $101,000.

First Quarter 2012

The Net Asset Value of the Registrant as of March 31, 2012 was $24,651,450, a decrease of $1,337,777 from the December 31, 2011 Net Asset Value of $25,989,227, primarily due to the net effect of investor redemptions and negative performance during the quarter.

The Registrant’s performance for the First Quarter 2012 was (1.33) %. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gains on investments before commissions and related fees for the First Quarter 2012 were approximately $137,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2013.

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

The Registrant’s contractual obligations are with the Managing Member, the Trading Advisor and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisor through the CTA Funds and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of the Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor through the CTA Funds are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, therefore a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant’s 2012 annual report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Member and the Trading Advisors through the CTA Funds, severally, attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Member attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Member monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Member shall automatically terminate the Trading Advisors through termination of the CTA Fund if the Net Asset Value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Member may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of the Registrant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during First Quarter 2013. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of March 31, 2013, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2013 to March 31, 2013, the Registrant sold Interests which resulted in aggregate proceeds to the Registrant of $0.

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

99.1

Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on August 17, 2012)

99.2

Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on November 6, 2012)

99.3

Notice to Members of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, L.P., its Managing Member

	By:	/s/ Kenneth A. Shewer		Date: May 14, 2013
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 14, 2013
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)