Form 10-Q
period 2013-06-30
KMP Futures Fund I LLC
filed 2013-08-13
CIK 1474307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:       June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;
FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

KMP FUTURES FUND I LLC
CONDENSED STATEMENTS OF FINANCIAL CONDITION
June 30, 2013 (Unaudited) and December 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents (see Note 2)	$3,144,508	$3,193,739
Receivable from Managing Member	41,861	0
Investment in Affiliated Investment Funds, at fair value (cost $2,970,336 and $3,404,181 at June 30, 2013 and December 31, 2012, respectively) (see Note 7)	2,128,829	3,773,030
Investment in securities, at fair value (cost $11,371,075 and $12,122,939 at June 30, 2013 and December 31, 2012, respectively)	11,291,817	12,162,691

Total assets	$16,607,015	$19,129,460

LIABILITIES
Management fees payable to Managing Member	$19,406	$20,356
Interest payable to Managing Member	0	2,179
Accrued expenses payable	87,860	101,232
Service fees payable	47,889	52,194
Redemptions payable	203,397	333,028

Total liabilities	358,552	508,989

MEMBERS’ CAPITAL (Net Asset Value)	16,248,463	18,620,471

Total liabilities and members’ capital	$16,607,015	$19,129,460

See accompanying notes.

KMP FUTURES FUND I LLC
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013		December 31, 2012
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in Securities:

Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 563,569.632 and 601,343.174 at June 30, 2013 and December 31, 2012, respectively)	34.75%	$5,646,968	32.62%	$6,073,566

T. Rowe Price Short-Term Bond Fund (shares 1,178,465.487 and 1,255,489.654 at June 30, 2013 and December 31, 2012, respectively)	34.74%	5,644,849	32.70%	6,089,125

Total investment in securities (cost $11,371,075 and $12,122,939 at June 30, 2013 and December 31, 2012, respectively)	69.49%	$11,291,817	65.32%	$12,162,691

Investment in Affiliated Investment Funds:

CTA Choice EGLG	6.01%	$977,296	11.33%	$2,109,076
CTA Choice WTN	7.09%	1,151,533	8.94%	1,663,954
Total investment in Affiliated Investment Funds (cost $2,970,336 and $3,404,181 at June 30, 2013 and December 31, 2012, respectively)	13.10%	$2,128,829	20.27%	$3,773,030

See accompanying notes.

KMP FUTURES FUND I LLC
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
INVESTMENT INCOME

Interest income	$108	$523	$239	$1,773
Dividend income	29,778	50,941	59,871	101,994

Total investment income	29,886	51,464	60,110	103,767

EXPENSES

Management fees to Managing Member	121,979	154,520	245,109	315,741
Managing Member interest earned on Certain Investment Funds (see Note 4)	16,781	42,567	28,430	53,485
Services fees (see Note 6)	149,191	202,884	302,875	429,638
Operating expenses	77,688	98,353	178,856	172,321

Total expenses	365,639	498,324	755,270	971,185

General and administrative expenses borne by the Managing Member and affiliates	(9,896)	0	(41,861)	0

Net expenses	355,743	498,324	713,409	971,185

Net investment loss	(325,857)	(446,860)	(653,299)	(867,418)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS

Net realized (loss) gain on investment in securities	(1,987)	6,997	(1,083)	479,789
Net change in unrealized depreciation/appreciation on investment in securities	(111,312)	33,182	(119,010)	(416,207)

Net (loss) gain from investment in securities	(113,299)	40,179	(120,093)	63,582

Net realized gain (loss) on investment in Affiliated Investment Funds	510,238	(343,277)	945,866	59,121
Net change in unrealized depreciation on investment in Affiliated Investment Funds	(1,235,497)	(512,032)	(1,210,356)	(853,168)

Net loss from investment in Affiliated Investment Funds	(725,259)	(855,309)	(264,490)	(794,047)

NET LOSS	$(1,164,415)	$(1,261,990)	$(1,037,882)	$(1,597,883)

See accompanying notes.

KMP FUTURES FUND I LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

Members’ Capital

Six months ended June 30, 2013

Members’ capital at December 31, 2012	$18,620,471
Redemptions	(1,334,126)
Net loss for the six months ended June 30, 2013	(1,037,882)
Members’ capital at June 30, 2013	$16,248,463

Six months ended June 30, 2012

Members’ capital at December 31, 2011	$25,989,227
Redemptions	(2,852,218)
Net loss for the six months ended June 30, 2012	(1,597,883)
Members’ capital at June 30, 2012	$21,539,126

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

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. CTA Choice is an “umbrella fund” having multiple series, each of which is referred to as an “Affiliated Investment Fund”. Each Affiliated Investment Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor.

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

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2013, the condensed statements of operations for the three months ended June 30, 2013 (“Second Quarter 2013”), for the six months ended June 30, 2013 (“Year-To-Date 2013”), for the three months ended June 30, 2012 (“Second Quarter 2012”) and for the six months ended June 30, 2012 (“Year-To-Date 2012”) and the condensed statements of changes in members’ capital for the Year-To-Date 2013 and Year-To-Date 2012 are unaudited.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.       Basis of Accounting (Continued)

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of June 30, 2013 and the results of its operations for the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Consistent with standard business practice in the normal course of business, the Company has provided general indemnifications to Kenmar Preferred, the Trading Advisors and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

The Company considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). In determining the level, the Company considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Company also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Company has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investment in the Affiliated Investment Funds is at fair value.

There are no Level 3 investments on June 30, 2013 or December 31, 2012, nor any portion of the interim periods.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$2,128,829	$0	$2,128,829
Investment in securities, at fair value	$11,291,817	$0	$0	$11,291,817

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$3,773,030	$0	$3,773,030
Investment in securities, at fair value	$12,162,691	$0	$0	$12,162,691

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

B.       Trading Advisor Management and Incentive Fees

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

Affiliated Investment Fund	Management Fee	Incentive Fee
WTN	1.50%	20.00%
GRM*	2.00%	20.00%
EGLG	2.00%	25.00%

*The Company fully redeemed from GRM as of October 31, 2012.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 3.      COSTS, FEES AND EXPENSES (CONTINUED)

B.       Trading Advisor Management and Incentive Fees (Continued)

For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Company paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, of $78,594, $102,642, $159,550 and $217,007, respectively.

For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Company paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $607, $0, $39,748 and $0, respectively.

C.       Commissions

The Company, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 4.      MANAGING MEMBER AND AFFILIATES

The Company’s management fees to Kenmar Preferred and operating expense cap are both calculated on the net assets of the Company at rates of 6.0% and 1.5% per annum, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms.  There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms.The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $16,781, $42,567, $28,430 and $53,485, respectively.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 4.      MANAGING MEMBER AND AFFILIATES (CONTINUED)

Effective January 1, 2012, the Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the administrative services fee earned indirectly totaled $11,313, $14,680, $22,861 and $30,949, respectively.

Note 5.      ADMINISTRATOR

GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, serves as the administrator of the Company. The Administrator performs or supervises the performance of services necessary for the operation and administration of the Company (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Company’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Company, including those required by CFTC Rule 4.23(a). GlobeOp also serves as the administrator of the Affiliated Investment Funds.

Effective January 1, 2012, the Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Company indirectly paid administrator fees totaling $7,713, $7,723, $16,036 and $16,253, respectively.

Effective January 1, 2013, the Company also pays administrator fees directly to GlobeOp. For the Second Quarter 2013 and Year-To-Date 2013, the Company directly paid GlobeOp administrator fees of $6,250 and $12,500, respectively.

Note 6.      SERVICE FEES

The service fee disclosed in the condensed statements of operations represents the monthly on-going trailing compensation paid to service providers ranging from 1/12th of 3.5% (3.5% per annum) to 1/12th of 4.0% (4.0% per annum) of the beginning of month Net Asset Value of the applicable Member interests. The services fees are paid by the Company and are deducted from the management fee paid to the Managing Member.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7.      INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2012, the Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents approximately 13.10% and 20.27% of the Net Asset Value of the Company at June 30, 2013 and December 31, 2012, respectively. The investment in Affiliated Investment Funds is reported in the Company’s condensed statements of financial condition at their fair value and is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the Year-To-Date 2013 and Year-To-Date 2012:

	Net Asset Value December 31, 2012	Purchases	Gain (Loss)	Redemptions	Net Asset Value June 30, 2013
CTA Choice EGLG	$2,109,076	$1,200,799	$(470,565)	$(1,862,014)	$977,296
CTA Choice WTN	1,663,954	1,003,592	206,075	(1,722,088)	1,151,533
Total	$3,773,030	$2,204,391	$(264,490)	$(3,584,102)	$2,128,829

	Net Asset Value December 31, 2011	Purchases (1)	Loss	Redemptions	Net Asset Value June 30, 2012
CTA Choice GRM	$0	$4,672,150	$(235,395)	$(2,360,099)	$2,076,656
CTA Choice WTN	0	4,686,278	(558,652)	(3,028,710)	1,098,916
Total	$0	$9,358,428	$(794,047)	$(5,388,809)	$3,175,572

(1) Included in the purchases are contributions of open futures, open forwards and options contracts with a fair value of $475,859.

The Affiliated Investment Funds are redeemable semi-monthly and require a redemption notice of 1-5 days. The Company may make additional contributions or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in the trading of futures including agricultural, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options on futures contracts.

The Company records its proportionate share of income or loss in the condensed statements of operations.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7.      INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The Company’s investment in Affiliated Investment Funds is not fully funded, but is subject to additional capital calls up to the full amount of the capital commitment. The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the maximum amount that can be requested from the Company if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. The Company’s capital commitment to the Affiliated Investment Funds is disclosed below:

	Total Capital Commitment June 30, 2013	Net Asset Value June 30, 2013	Remaining Capital Commitment June 30, 2013
CTA Choice EGLG	$8,089,423	$977,296	$7,112,127
CTA Choice WTN	8,536,976	1,151,533	7,385,443
Total	$16,626,399	$2,128,829	$14,497,570

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Management fees to Managing Member	$121,979	$154,520	$245,109	$315,741
Operating expenses	22,208	21,448	56,960	57,892
Managing Member interest earned on Certain Investment Funds	16,781	42,567	28,430	53,485
	$160,968	$218,535	$330,499	$427,118
General and administrative expenses borne by the Managing Member and its affiliates	(9,896)	0	(41,861)	0
Total	$151,072	$218,535	$288,638	$427,118

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 8.      RELATED PARTIES (CONTINUED)

Expenses payable to the Kenmar Preferred and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of June 30, 2013 and December 31, 2012, were $46,700 and $52,544, respectively.

Note 9.      SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive a redemption of capital, subject to the terms in the Operating Agreement.

Note 10.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of June 30, 2013 and December 31, 2012. Derivative trading activity is conducted indirectly within the Affiliated Investment Funds.

The Company’s investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. The Company bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it indirectly invests through its investment in Affiliated Investment Funds. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk), including investments in Affiliated Investment Funds.

The Managing Member has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Member bear the risk of loss only to the extent of the market value of their respective interests in the Company and, in certain specific circumstances, distributions and redemptions received.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 10.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments, liquidity and inherent volatility of the markets in which the Company indirectly invests through its ownership in Affiliated Investment Funds.

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

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 11.    FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Second Quarter and Year-To-Date 2013 and 2012. This information has been derived from information presented in the condensed financial statements:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2013		June 30, 2012

Total return (1)	(6.65)%	(6.02)%	(5.44)%	(6.69)%

Total expenses (2)	8.08%	7.94%	7.84%	7.54%

Net investment loss (2), (3)	(7.40)%	(7.27)%	(7.69)%	(7.13)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.

(1)	Not Annualized.
(2)	Annualized.
(3)	Represents interest and dividend income less net expenses.

Note 12.    SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of July 31, 2013:

	Total Capital Commitment July 31, 2013	Net Asset Value July 31, 2013	Remaining Capital Commitment July 31, 2013
CTA Choice EGLG	$7,832,729	$1,192,717	$6,640,012
CTA Choice WTN	8,101,560	819,067	7,282,493
Total	$15,934,289	$2,011,784	$13,922,505

From July 1, 2013 through August 12, 2013, there were redemptions of $576,936 effective for July 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2013 (“Second Quarter 2013”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Managing Member also performs ongoing due diligence with respect to the trading advisors. If the Managing Member determines that the trading advisors have departed from its program or stated trading methodology or has exceeded its stated risk parameters, the Managing Member, on behalf of the Registrant, will take such actions as it deems appropriate, which may include terminating the trading advisors. Similarly, if the Managing Member’s ongoing due diligence leads the Managing Member to determine that it is in the best interests of the Registrant to add an additional trading advisor; it will do so in its sole discretion. If the Managing Member concludes, based upon its perception of market or economic conditions, that it is appropriate to allocate assets of the Registrant to a different trading program run by the trading advisors, it will do so. The Managing Member may select a replacement if any of the trading advisors resign or are terminated, or may select additional trading advisors at its discretion.

The Trading Advisors and the Trading Vehicles

The Registrant allocates its net assets to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor manages the portion of the assets of the Registrant allocated to such Trading Advisor and makes the trading decisions in respect of the assets allocated to such Trading Advisor. The Managing Member may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Member may determine to access certain Trading Advisors through separate investee pools.

  In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund.” Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor. ClariTy Managed Account & Analytics Platform, L.P. (formerly ClariTy Managed Account & Analytics Platform LLC, “ClariTy”), an affiliate of the Managing Member, is the managing member of CTA Choice. As of November 1, 2012, the Registrant allocates approximately one-half of its net assets (“Allocated Assets”) to each of the following CTA Funds:

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

The Registrant, through its investment in Affiliated Investment Funds, indirectly pays a monthly administrative service fee in the amount of 1/12 of 0.25% (0.25% annually) of the respective CTA Fund’s beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

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

  New High Net Trading Profits (for purposes of calculating an Trading Advisor’s incentive fees) will be computed as of the close of business of the last day of each calendar quarter (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

  Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant’s trading activities. Through December 31, 2011, these activities were paid directly by the Registrant. Effective January 1, 2012, these activities are now charged indirectly through the Registrant’s Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each Trading Advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

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

  Financial Information about Geographic Areas

  Although the Registrant has indirect exposure to the global futures, forward and option markets, it does not have operations outside of the United States.

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

  The Registrant records all investments at fair value in its condensed financial statements, with changes in fair value reported on the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

  The investment in Affiliated Investment Funds is reported in the Registrant’s condensed statements of financial condition and is considered Level 2 investments. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the condensed financial statements) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrants valuation by the management of the fund. Generally, the fair value of the Registrant’s investments in the funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

  Of the Registrant’s investments at June 30, 2013, $11,291,817 or 84.14% of the Registrant’s investments are classified as Level 1 and $2,128,829 or 15.86% as Level 2. Of the Registrant’s investments at December 31, 2012, $12,162,691 or 76.32% of the Registrant’s investments are classified as Level 1 and $3,773,030 or 23.68% as Level 2. There are no Level 3 investments at June 30, 2013 or December 31, 2012, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”).  The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms.  There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the Certain Investment Fund’s income.

  Liquidity and Capital Resources

  The Registrant commenced operations on January 1, 2007. Contributions were raised and redemptions paid through new Members’ investments in and redemptions out of the aggregate trading vehicle through December 31, 2009. Beginning January 1, 2010, Individual Members may redeem directly from the Registrant on a monthly basis.

Subscriptions and Redemptions

Second Quarter 2013

  Subscriptions of interests for the Second Quarter 2013 were $0. Redemptions of interests for the Second Quarter 2013 were $794,343.

Second Quarter 2012

  Subscriptions of interests for the Second Quarter 2012 were $0. Redemptions of interests for the Second Quarter 2012 were $1,850,334.

Liquidity

  A portion of the Registrant’s net assets is held in cash, which is used as margin for its indirect trading in commodities through its investment in Affiliated Investment Funds.

  Commodity contracts exposed to indirectly through the Registrant’s investment in CTA Choice may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure through its investments in CTA Choice, to commodity futures positions.

  Since the Registrant’s business is to trade futures, forward and options contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s unaudited condensed financial statements for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

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

  Market Overview

  Following is a market overview for the Second Quarter 2013 and Second Quarter 2012:

Second Quarter 2013

  Investors were caught off guard following Federal Reserve (“Fed”) Chairman Ben Bernanke’s May 22, 2013 testimony before Congress, when he stated that the central bank may begin tapering bond purchases in its quantitative easing (“QE”) program as early as the Fed’s next several meetings, if warranted by U.S. economic data. While Bernanke’s comment was dismissed as old news by some commentators, the market didn’t see it that way and the result was a sell-off in both equities and government bonds, and an increase in volatility across asset classes.

  Concern about the end of QE gave new life to investors’ “bad news is good news” response to economic data. For example, the Commerce Department’s third and final estimate of first-quarter economic growth, released on June 26, 2013, came in at 1.8%, well below the previous estimate of 2.4%. Under normal circumstances, weaker-than-expected economic growth tends to drive down stock prices. However, shares advanced smartly in the wake of the news, as investors were hopeful that the disappointing data might help the Fed justify keeping its foot on the QE gas pedal a while longer. Ultimately, U.S. stocks ended the second quarter higher, with the Dow Jones Industrial Average advancing 2.92% and the S&P 500 Index gaining 2.91%.

  In the bond market, yields of U.S. Treasuries drifted lower in April but then climbed sharply higher in May and June, particularly after Chairman Bernanke’s comments about tapering QE. The yield of the 10-year Treasury note soared to 2.52% on June 30, 2013 versus 1.87% at the end of March.

  Japan’s stock market has been rallying since mid-November 2012, and when the Bank of Japan announced a massive QE program of its own in April, the momentum accelerated, only to reverse sharply along with U.S. shares following Bernanke’s statement. The Nikkei declined approximately 20% from its peak, before the rally resumed in late June. The index ended the quarter up approximately 10%.

  In Europe investors have become accustomed to the issues surrounding the eurozone crisis and largely shrugged off events in the second quarter that in the past may have caused a large risk off trade. The political shift from austerity to more policies focused on economic growth was welcomed and signaled a change in sentiment that should reduce the fiscal drag faced by eurozone countries.

  Commodity prices faced a challenging second quarter overall. Widely divergent trends emerged, as copper traded sharply lower, crude oil was virtually unchanged and grains prices were mixed. While the U.S. economy maintained a sluggish but ongoing recovery, China’s economic growth slowed, impacting demand for commodities. Also impacting commodities was the possibility that the Fed would taper QE.

  The precious metals sub-sector was the weakest, with gold prices dropping almost 23% in the second quarter on the possibility of the Fed’s shift in monetary policy, record highs in the U.S. equity market, minimal inflation and higher real rates. The base metals sub-sector, dominated by copper, was hurt during the quarter by greater inventory levels and concerns about demand in the face of China’s government’s efforts to stem economic growth. Copper prices dropped 10.5% to three-year lows. Nickel, zinc, aluminum, lead and tin prices fell 17.7%, 2.3%, 6.9%, 2.9% and 15.3%, respectively.

  The energy sub-sector saw more modest declines overall and more mixed results. West Texas Intermediate crude oil prices were virtually flat, declining just 0.7% during the quarter to end June at $96.56 per barrel. Brent crude oil prices fell more significantly, from $110.02 at the end of the first quarter to $102.82 at the end of the second quarter on higher inventories. Gasoline prices dropped 11.4%. Natural gas prices decreased 11.41% to approximately $3.572 per million British thermal units.

  The agriculture sub-sector was strongest during the quarter, though still generated mixed results. Grains prices were dominated by movements in futures curves. Last year’s draught limited current supplies and put upward pressure on front-month grain contracts, while the potential for record large crops hurt deferred pricing.

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

  Sector Performance

  Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)
the major sectors to which the Registrant’s assets were indirectly allocated as of the Second Quarter 2013 and Second Quarter 2012, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s indirect trading results for the major sectors in which the Registrant traded for the Second Quarter 2013 and Second Quarter 2012.

  Second Quarter 2013

  As of June 30, 2013, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	21.18%
Energies	5.50%
Grains	7.29%
Indices	15.06%
Interest Rates	5.76%
Meats	0.49%
Metals	43.52%
Tropicals	1.20%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for Second Quarter 2013 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the Japanese yen. The majority of its losses were incurred in the Euro.

Energies: (-) Registrant experienced a majority of its gains in gas oil. The majority of its losses were incurred in crude oil.

Grains: (+) Registrant experienced a majority of its gains in soybeans. The majority of its losses were incurred in corn.

Indices: (+) Registrant experienced a majority of its gains in the Nikkei index. The majority of its losses were incurred in the FTSE 100.

Interest Rates: (-) Registrant experienced a majority of its gains in Euro-BTP futures. The majority of its losses were incurred in the German bobl.

Meats: (+) Registrant experienced a majority of its gains in live hogs. There were no losses incurred.

Metals: (+) Registrant experienced a majority of its gains in gold. The majority of its losses were incurred in aluminum.

Softs: (+) Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in cocoa.

  Second Quarter 2012

As of June 30, 2012, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	25.01%
Energies	8.52%
Grains	5.60%
Indices	20.06%
Interest Rates	28.58%
Meats	0.24%
Metals	9.61%
Tropicals	2.38%

TOTAL	100.00%

  Trading results for the major sectors in which the Registrant traded for Second Quarter 2012 were as follows:

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

  Results of Operations

  Second Quarter 2013

  The Net Asset Value of the Registrant as of June 30, 2013 was $16,248,463, a decrease of $1,958,758 from the March 31, 2013 Net Asset Value of $18,207,221, primarily due to negative performance and investor redemptions during the quarter.

  The Registrant’s performance for the Second Quarter 2013 was (6.65)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

  The Registrant’s total loss from its investment in securities for the Second Quarter 2013 was approximately $113,000.

  The Registrant’s total loss from its investment in Affiliated Investment Funds for the Second Quarter 2013 was approximately $725,000.

  Dividend income for the Second Quarter 2013 was approximately $30,000, a decrease of approximately $21,000, as compared to the Second Quarter 2012.

  Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Second Quarter 2013 were approximately $11,000, a decrease of approximately $17,000 as compared to the Second Quarter 2012, primarily due to the decrease in Net Asset Value discussed above.

  Trading Advisor’s management fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Second Quarter 2013 were approximately $79,000, a decrease of approximately $24,000 as compared to the Second Quarter 2012, primarily due to the decrease in Net Asset Value discussed above.

  Management fees to the Managing Member for the Second Quarter 2013 were approximately $122,000, a decrease of approximately $33,000 as compared to the Second Quarter 2012, primarily due to the decrease in Net Asset Value discussed above.

  Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Second Quarter 2013 were approximately $1,000.

  An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Second Quarter 2013 was approximately $11,000, a decrease of approximately $4,000 as compared to the Second Quarter 2012, primarily due to the decrease in Net Asset Value discussed above.

  Service fees for the Second Quarter 2013 were approximately $149,000, a decrease of approximately $54,000 as compared to the Second Quarter 2012, primarily due to the decrease in Net Asset Value discussed above.

  Managing Member interest earned on Certain Investment Funds for the Second Quarter 2013 was approximately $17,000, a decrease of approximately $26,000 as compared to the Second Quarter 2012.

  Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Second Quarter 2013 were approximately $78,000.

Second Quarter 2012

  The Net Asset Value of the Registrant as of June 30, 2012 was $21,539,126, a decrease of $3,112,324 from the March 31, 2012 Net Asset Value of $24,651,450, primarily due to the net effect of investor redemptions and negative performance during the quarter.

  The Registrant’s performance for the Second Quarter 2012 was (5.44) %. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

  The Registrant’s total  losses on investments before commissions and related fees for the Second Quarter 2012 were approximately $815,000.

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

  An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Second Quarter 2012 was $15,000, a decrease of approximately $6,000 as compared to the Second Quarter 2011, primarily due to the decrease in Net Asset Value discussed above.

  Service Fees for the Second Quarter 2012 were approximately $203,000, a decrease of approximately $90,000 as compared to the Second Quarter 2011, primarily due to the net effect of investor redemptions and negative performance during the quarter.

  Managing Member interest earned on Certain Investment Funds for the Second Quarter 2012 were approximately $43,000, an increase of approximately $14,000 as compared to the Second Quarter 2011.

  Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Second Quarter 2012 were approximately $98,000.

Inflation

  Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2013.

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

  The Registrant’s contractual obligations are with the Managing Member, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisor through the CTA Funds and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of the Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor through the CTA Funds are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, therefore a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant’s 2012 annual report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

  Qualitative Disclosures Regarding Primary Trading Risk Exposures

  The following qualitative disclosures regarding the Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Member and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of the Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Members must be prepared to lose all or substantially all of their investment in the Registrant.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during Second Quarter 2013. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of June 30, 2013, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2013 to June 30, 2013, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

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

99.1
Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on August 17, 2012)

99.2
Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on November 5, 2012)

99.3
Notice to Members of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, L.P., its Managing Member

By:	/s/ Kenneth A. Shewer		Date: August 13, 2013
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr		Date: August 13, 2013
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)