Form 10-Q
period 2013-09-30
KMP Futures Fund I LLC
filed 2013-11-13
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 2013

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

(914) 307-7000

(The Registrant's telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

KMP Futures Fund I LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

2

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

3

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents (see Note 2)	$2,441,366	$3,193,739
Receivable from Managing Member	60,634	0
Investment in securities, at fair value (cost $9,508,646 and $12,122,939 at September 30, 2013 and December 31, 2012, respectively)	9,451,117	12,162,691
Investment in Affiliated Investment Funds, at fair value (cost $2,627,428 and $3,404,181 at September 30, 2013 and December 31, 2012, respectively) (see Note 7)	2,315,065	3,773,030
Total assets	$14,268,182	$19,129,460

LIABILITIES
Management fees payable to Managing Member	$16,483	$20,356
Interest payable to Managing Member	0	2,179
Accrued expenses payable	92,989	101,232
Service fees payable	39,903	52,194
Redemptions payable	578,497	333,028
Total liabilities	727,872	508,989

MEMBERS' CAPITAL (Net Asset Value)	13,540,310	18,620,471
Total liabilities and members' capital	$14,268,182	$19,129,460

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013		December 31, 2012
	Fair Value as a % of Members' Capital	Fair Value	Fair Value as a % of Members' Capital	Fair Value
Investment in Securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 471,164.361 and 601,343.174 at September 30, 2013 and December 31, 2012, respectively)	34.94%	$4,730,490	32.62%	$6,073,566
T. Rowe Price Short-Term Bond Fund (shares 985,516.979 and 1,255,489.654 at September 30, 2013 and December 31, 2012, respectively)	34.86%	4,720,627	32.70%	6,089,125
Total investment in Securities (cost $9,508,646 and $12,122,939 at September 30, 2013 and December 31, 2012, respectively)	69.80%	$9,451,117	65.32%	$12,162,691

Investment in Affiliated Investment Funds:
CTA Choice EGLG	8.37%	$1,132,872	11.33%	$2,109,076
CTA Choice WTN	8.73%	1,182,193	8.94%	1,663,954
Total investment in Affiliated Investment Funds (cost $2,627,428 and $3,404,181 at September 30, 2013 and December 31, 2012, respectively)	17.10%	$2,315,065	20.27%	$3,773,030

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
INVESTMENT INCOME
Interest income	$194	$320	$433	$2,093
Dividend income	24,881	43,618	84,752	145,612
Total investment income	25,075	43,938	85,185	147,705

EXPENSES
Management fees to Managing Member	103,180	144,070	348,289	459,811
Managing Member interest earned on Certain Investment Funds (see Note 4)	0	50,956	28,430	104,441
Services fees (see Note 6)	126,928	185,744	429,803	615,382
Operating expenses	76,300	75,896	255,156	248,217
Total expenses	306,408	456,666	1,061,678	1,427,851

General and administrative expenses borne by the Managing Member and affiliates	(18,773)	0	(60,634)	0
Net expenses	287,635	456,666	1,001,044	1,427,851
Net investment loss	(262,560)	(412,728)	(915,859)	(1,280,146)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain on investment in securities	(13,321)	7,576	(14,404)	487,364
Net change in unrealized appreciation/depreciation on investment in securities	21,729	50,828	(97,281)	(365,378)
Net gain (loss) from investment in securities	8,408	58,404	(111,685)	121,986
Net realized (loss) gain on investment in Affiliated Investment Funds	(1,738,917)	34,671	(793,051)	93,792
Net change in unrealized appreciation/depreciation on investment in Affiliated Investment Funds	529,144	79,582	(681,212)	(773,586)
Net (loss) gain from investment in Affiliated Investment Funds	(1,209,773)	114,253	(1,474,263)	(679,794)

NET LOSS	$(1,463,925)	$(240,071)	$(2,501,807)	$(1,837,954)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS' CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

Members' Capital

Nine months ended September 30, 2013

Members' capital at December 31, 2012	$18,620,471
Redemptions	(2,578,354)
Net loss for the nine months ended September 30, 2013	(2,501,807)
Members' capital at September 30, 2013	$13,540,310

Nine months ended September 30, 2012

Members' capital at December 31, 2011	$25,989,227
Redemptions	(3,388,049)
Net loss for the nine months ended September 30, 2012	(1,837,954)
Members' capital at September 30, 2012	$20,763,224

See accompanying notes.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.     ORGANIZATION

A.        General Description of the Company

KMP Futures Fund I LLC (the "Company") is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Company (the "Operating Agreement"). The Company was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Investors holding interests in the Company are collectively referred to as the "Members" or the "Individual Members". The fiscal year end of the Company is December 31.

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. ("Kenmar Preferred" or the "Managing Member"). Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments, L.P., depending on the applicable period discussed. Kenmar Preferred is the Managing Member of the Company and has been delegated administrative authority over the operations of the Company.

The Company is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company is subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA").

The Company allocates a portion of its assets to commodity trading advisors (each, a "Trading Advisor" and collectively, the "Trading Advisors") through various series of CTA Choice Fund LLC ("CTA Choice"), a Delaware limited liability company, for which such allocations are rebalanced quarterly. Each Trading Advisor manages the portion of the assets of the Company allocated to such Trading Advisor and makes the trading decisions in respect of the assets allocated to such Trading Advisor. The Managing Member may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Member may determine to access certain Trading Advisors through separate investee pools.

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. ("ClariTy"). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform, L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. CTA Choice is an "umbrella fund" having multiple series, each of which is referred to as an "Affiliated Investment Fund". Each Affiliated Investment Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.     ORGANIZATION (CONTINUED)

A.        General Description of the Company (Continued)

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management, L.P. ("Asset Allocator"). Asset Allocator refers to either Kenmar Global Investment Management LLC or Kenmar Global Investment Management, L.P., depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder's assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder's Asset Allocation Agreement. The Company pays no management or incentive fees to the Asset Allocator.

Effective January 1, 2012, the Company allocated approximately one-half of its net assets ("Allocated Assets") to each of the following: CTA Choice GRM ("GRM") and CTA Choice WTN ("WTN"), both segregated series of CTA Choice. Graham Capital Management, L.P. ("Graham") is the Trading Advisor for GRM and manages the assets pursuant to its K4D-15V Program. Winton Capital Management Limited ("Winton") is the Trading Advisor for WTN and manages the assets pursuant to its Winton's Diversified Program. Prior to January 1, 2012, the Company accessed Graham and Winton through direct managed accounts. Effective December 31, 2011, the Company terminated the Graham and Winton direct managed accounts and gained access to the Trading Advisors by investing into GRM and WTN as discussed above. As of December 31, 2011, the Graham and Winton direct managed accounts were both in a loss carryforward position. As agreed upon with the Trading Advisors, the loss carry forward from the Company's direct managed accounts were transferred over to the Company's member interests in GRM and WTN effective January 1, 2012.

Effective October 31, 2012, the Company fully redeemed from GRM. Effective November 1, 2012, the Company allocated approximately one-half of its net assets to each of WTN and CTA Choice EGLG ("EGLG"), a segregated series of CTA Choice. Eagle Trading Systems Inc. ("Eagle") is the Trading Advisor for EGLG and will manage the assets pursuant to its Eagle Global Program.

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.        Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2013, the condensed statements of operations for the three months ended September 30, 2013 ("Third Quarter 2013"), for the nine months ended September 30, 2013 ("Year-To-Date 2013"), for the three months ended September 30, 2012 ("Third Quarter 2012") and for the nine months ended September 30, 2012 ("Year-To-Date 2012") and the condensed statements of changes in members' capital for the Year-To-Date 2013 and Year-To-Date 2012 are unaudited.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.        Basis of Accounting (Continued)

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of September 30, 2013 and the results of its operations for the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012. The operating results for these interim periods may not be indicative of the results expected for a full year.

The condensed financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Such principles require the Managing Member to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2012.

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

The Company has elected not to provide a statement of cash flows since substantially all of the Company's investments are highly liquid and carried at fair value, the Company has little or no debt and a condensed statement of changes in members' capital (Net Asset Value) is provided.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.         Basis of Accounting (Continued)

The Company considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). In determining the level, the Company considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Company also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Company has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds' capital balance using the practical expedient method. The carrying value of the underlying investment in the Affiliated Investment Funds is at fair value.

There are no Level 3 investments on September 30, 2013 or December 31, 2012, nor any portion of the interim periods.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2013	Level 1	Level 2	Level 3	Total

Assets:

Investment in Affiliated Investment Funds, at fair value	$0	$2,315,065	$0	$2,315,065
Investment in securities, at fair value	$9,451,117	$0	$0	$9,451,117

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:

Investment in Affiliated Investment Funds, at fair value	$0	$3,773,030	$0	$3,773,030
Investment in securities, at fair value	$12,162,691	$0	$0	$12,162,691

B.         Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in overnight deposits. Interest income, if any, includes interest on cash and overnight deposits. In the event of a financial institution's insolvency, recovery of cash on deposit may be limited to account insurance or other protections afforded such deposits. The Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Members bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, redemptions received.

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

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are "more likely than not" to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company's tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these condensed financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

There have been no differences between the tax basis and book basis of assets, liabilities or Members' capital since inception of the Company

D.         Capital Accounts

The Company accounts for subscriptions, allocations and redemptions on a per Member capital account basis. The Company allocates profits and losses, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member's pro rata capital in the Company during the month. Distributions (other than redemptions of capital) may be made at the sole discretion of the Managing Member on a pro rata basis in accordance with the Members' respective capital balances. The Managing Member has not and does not presently intend to make any distributions.

E.         Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

F.         Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value is calculated per each Member's capital account balance after allocations of net income/(loss) to such Member's account.

G.         Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported at fair value in the Company's condensed statements of financial condition. Fair value ordinarily is the fund's net asset value as determined for the Affiliated Investment Funds in accordance with the fund's valuation policies and reported at the time of the Company's valuation by the management of the fund. Generally, the fair value of the Company's investment in the Affiliated Investment Funds represents the amount that the Company could reasonably expect to receive from the funds if the Company's investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.     COSTS, FEES AND EXPENSES

A.         Operating Expenses

Operating expenses of the Company are paid for by the Company, subject to an operating expense cap of 1.5% of the Company's Net Asset Value per annum. Operating expenses include legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

B.         Trading Advisor Management and Incentive Fees

Effective January 1, 2012, the Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on their respective Capital Commitments to the CTA Choice investments) and incentive fees for achieving "New High Net Trading Profits," in the Company's capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Trading Advisor	Management Fee	Incentive Fee
WTN	1.50%	20.00%
GRM*	2.00%	20.00%
EGLG	2.00%	25.00%

*The Company fully redeemed from GRM as of October 31, 2012.

For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Company paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on the Company's Allocated Assets as of each standard allocation date, of $65,139, $96,394, $224,689 and $313,401, respectively.

For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Company paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $0, $0, $39,748 and $0, respectively.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.      MANAGING MEMBER AND AFFILIATES

The Company's management fees to Kenmar Preferred and operating expense cap are both calculated on the net assets of the Company at rates of 6.0% and 1.5% per annum, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, "Certain Investment Funds"). The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company's investments in Certain Investment Funds. The calculation is based on the Company's average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company's investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member's portion of Certain Investment Fund's income. For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Managing Member's portion of interest earned on Certain Investment Funds amounted to $0, $50,956, $28,430 and $104,441, respectively. As of September 30, 2013, the loss carry forward amounted to $48,728.

Effective January 1, 2012, the Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the administrative services fee earned indirectly totaled $9,583, $13,736, $32,444 and $44,685, respectively.

Note 5.      ADMINISTRATOR

GlobeOp Financial Services LLC ("GlobeOp" or the "Administrator"), a Delaware limited liability company, serves as the administrator of the Company. The Administrator performs or supervises the performance of services necessary for the operation and administration of the Company (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Company's Net Asset Value. In addition, the Administrator maintains certain books and records of the Company, including those required by CFTC Rule 4.23(a). GlobeOp also serves as the administrator of the Affiliated Investment Funds.

Effective January 1, 2012, the Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Company indirectly paid administrator fees totaling $7,131, $7,205, $23,167 and $23,458, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.      ADMINISTRATOR (CONTINUED)

Effective January 1, 2013, the Company also pays administrator fees directly to GlobeOp. For the Third Quarter 2013 and Year-To-Date 2013, the Company directly paid GlobeOp administrator fees of $6,250 and $18,750, respectively.

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

Note 7.      INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2012, the Company invests a portion of its assets in Affiliated Investment Funds. The Company's investment in Affiliated Investment Funds represents approximately 17.10% and 20.27% of the Net Asset Value of the Company at September 30, 2013 and December 31, 2012, respectively. The investment in Affiliated Investment Funds is reported in the Company's condensed statements of financial condition at their fair value and is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of the Company's investment in Affiliated Investment Funds for the Year-To-Date 2013 and Year-To-Date 2012:

	Net Asset Value December 31, 2012	Purchases	Gain (Loss)	Redemptions	Net Asset Value September 30, 2013
CTA Choice EGLG	$2,109,076	$2,792,824	$(1,572,411)	$(2,196,617)	$1,132,872
CTA Choice WTN	1,663,954	1,867,141	98,148	(2,447,050)	1,182,193
Total	$3,773,030	$4,659,965	$(1,474,263)	$(4,643,667)	$2,315,065

	Net Asset Value December 31, 2011	Purchases(1)	(Loss)	Redemptions	Net Asset Value September 30, 2012
CTA Choice GRM	$0	$5,260,098	$(201,444)	$(2,386,940)	$2,671,714
CTA Choice WTN	0	5,160,810	(478,350)	(3,433,178)	1,249,282
Total	$0	$10,420,908	$(679,794)	$(5,820,118)	$3,920,996

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

The Company's investment in Affiliated Investment Funds is not fully funded, but is subject to additional capital calls up to the full amount of the capital commitment. The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the maximum amount that can be requested from the Company if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. The Company's capital commitment to the Affiliated Investment Funds is disclosed below:

	Total Capital Commitment September 30, 2013	Net Asset Value September 30, 2013	Remaining Capital Commitment September 30, 2013
CTA Choice EGLG	$6,491,025	$1,132,872	$5,358,153
CTA Choice WTN	7,650,106	1,182,193	6,467,913
Total	$14,141,131	$2,315,065	$11,826,066

The Company's investment in Affiliated Investment Funds is subject to the market and credit risks of securities held or sold short by their respective Affiliated Investment Fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.      RELATED PARTIES

The Company reimburses Kenmar Preferred and its affiliates for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Management fees to Managing Member	$103,180	$144,070	$348,289	$459,811
Operating expenses	20,316	11,677	77,276	78,001
Managing Member interest earned on Certain Investment Funds	0	50,956	28,430	104,441
	$123,496	$206,703	$453,995	$642,253
General and administrative expenses borne by the Managing Member and its affiliates	(18,773)	0	(60,634)	0
Total	$104,723	$206,703	$393,361	$642,253

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.      RELATED PARTIES (CONTINUED)

Expenses payable to the Kenmar Preferred and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of September 30, 2013 and December 31, 2012, were $39,708 and $52,544, respectively.

Note 9.      SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive a redemption of capital, subject to the terms in the Operating Agreement.

Note 10.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of September 30, 2013 and December 31, 2012. Derivative trading activity is conducted indirectly within the Affiliated Investment Funds.

The Company's investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. The Company bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it indirectly invests through its investment in Affiliated Investment Funds. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company's investment activities (credit risk), including investments in Affiliated Investment Funds.

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

Note 11.    FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Third Quarter and Year-To-Date 2013 and 2012. This information has been derived from information presented in the condensed financial statements:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2013		September 30, 2012
Total return (1) (4)	(9.27)%	(14.73)%	(1.20)%	(7.82)%
Total expenses (2) (4)	7.73%	7.89%	8.43%	8.08%
Net investment loss (2), (3) (4)	(7.05)%	(7.22)%	(7.62)%	(7.25)%

Total return is calculated based on the change in value of Members' capital during the period. An individual Member's total returns and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.
____________________________
(1) Not Annualized.
(2) Annualized.
(3) Represents interest and dividend income less net expenses.
(4) Net of general and administrative expenses borne by the Managing Member and affiliates.

Note 12.    SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of October 31, 2013:

	Total Capital Commitment October 31, 2013	Net Asset Value October 31, 2013	Remaining Capital Commitment October 31, 2013
CTA Choice EGLG	$6,755,296	$1,481,314	$5,273,982
CTA Choice WTN	7,024,596	1,285,402	5,739,194
Total	$13,779,892	$2,766,716	$11,013,176

From October 1, 2013 through November 13, 2013, there were redemptions of $245,214 effective for October 31, 2013.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the "Report") for the quarter ending September 30, 2013 ("Third Quarter 2013") includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The managing member has tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "should," "estimate" or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

KMP Futures Fund I LLC (the "Registrant") is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Registrant will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Registrant (the "Operating Agreement"). The Registrant was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Investors holding interests in the Registrant are collectively referred to herein as the "Members" or the "Individual Members". The fiscal year end of the Registrant is December 31.

Effective November 12, 2009, the Registrant became a reporting company pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Moreover, as a commodity pool, the Registrant became subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA").

The Registrant's Objectives

The Registrant's objectives are:

•	Significant profits over time;

•	Performance volatility commensurate with profit potential;

•	Controlled risk of loss; and

•	Diversification within a traditional portfolio, typically consisting entirely of "long" equity and debt positions and reduced dependence on a single nation's economy, by accessing global financial, commodity and other non-financial futures markets.

The Registrant's potential for aggressive capital growth arises from the profit possibilities offered by the global futures, forward and options markets and the skills of the professional trading organization(s) selected to manage the assets of the Registrant. The fact that the Registrant can profit from both rising and falling markets adds an element of profit potential that is not present in long-only strategies. However, the Registrant can also incur losses from both rising and falling markets that adds to the risk of loss. In addition to its profit potential and risk of loss, the Registrant also could help reduce the overall volatility, or risk, of a portfolio. By investing in markets that operate independently from U.S. stock and bond markets (and therefore, may be considered as non-correlated), the Registrant may provide positive returns even when U.S. stock and bond markets are experiencing flat to negative performance and may provide negative returns even when U.S. stock and bond markets are experiencing flat to positive performance. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between the Registrant and U.S. stock and bond markets.

The managing member makes no guarantee that the investment objectives for the Registrant will be achieved.

Past performance is not necessarily indicative of future results.

Managing Member and its Affiliates

Kenmar Preferred Investments, L.P. (formerly Kenmar Preferred Investments Corp., "Kenmar Preferred" or "Managing Member") is the Managing Member of the Registrant, and has been delegated administrative authority over the operations of the Registrant.

The Managing Member's predecessor and affiliates have been sponsoring and managing single and multi-advisor funds for over two decades. The principal office of the Registrant is c/o Kenmar Preferred Investments, L.P., 900 King Street, Suite 100, Rye Brook, New York 10573. The telephone number of the Registrant and the Managing Member is (914) 307-7000.

The Managing Member has substantial experience in selecting and monitoring trading advisors, asset allocation and overall portfolio design using quantitative and qualitative methods.

The Managing Member monitors the trading activity and performance of the trading advisors and adjusts the overall leverage at which the Registrant trades. The commitment of the Registrant to the trading advisors may exceed 100% of the Registrant's total equity if the Managing Member decides to strategically allocate notional equity to such trading advisors. This may result in increased profits or larger losses than would otherwise result. There likely will be periods in the markets during which it is unlikely that the trading advisors will be profitable. By having the ability to deleverage the Registrant's market commitment to below its actual equity during such periods, the Managing Member could help preserve capital while awaiting more favorable market cycles.

The Managing Member also performs ongoing due diligence with respect to the trading advisors. If the Managing Member determines that the trading advisors have departed from its program or stated trading methodology or has exceeded its stated risk parameters, the Managing Member, on behalf of the Registrant, will take such actions as it deems appropriate, which may include terminating the trading advisors. Similarly, if the Managing Member's ongoing due diligence leads the Managing Member to determine that it is in the best interests of the Registrant to add an additional trading advisor; it will do so in its sole discretion. If the Managing Member concludes, based upon its perception of market or economic conditions, that it is appropriate to allocate assets of the Registrant to a different trading program run by the trading advisors, it will do so. The Managing Member may select a replacement if any of the trading advisors resign or are terminated, or may select additional trading advisors at its discretion.

The Trading Advisors

The Registrant allocates its net assets to commodity trading advisors (each, a "Trading Advisor" and collectively, the "Trading Advisors"). Each Trading Advisor manages the portion of the assets of the Registrant allocated to such Trading Advisor and makes the trading decisions in respect of the assets allocated to such Trading Advisor. The Managing Member may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Member may determine to access certain Trading Advisors through separate investee pools.

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC ("CTA Choice"). CTA Choice is an "umbrella fund" having multiple segregated series, each of which is referred to herein as a "CTA Fund" or an "Affiliated Investment Fund." Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor. ClariTy Managed Account & Analytics Platform, L.P. (formerly ClariTy Managed Account & Analytics Platform LLC, "ClariTy"), an affiliate of the Managing Member, is the managing member of CTA Choice. As of November 1, 2012, the Registrant allocates approximately one-half of its net assets ("Allocated Assets") to each of the following CTA Funds:

•	CTA Choice WTN, managed by Winton Capital Management Limited ("Winton"), pursuant to its Diversified Program, which is a systematic, technical diversified program; and

•	CTA Choice EGLG, managed by Eagle Trading Systems Inc. ("Eagle"), pursuant to its Global Program, which is a systematic, technical long term diversified program.

Winton's Diversified Program employs a computer-based system to engage in the speculative trading of approximately 120 international futures, options and forwards markets, government securities such as bonds, as well as certain over the counter ("OTC") instruments, which may include foreign exchange and interest rate forward contracts and swaps. Winton seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (meaning that profits have been achieved with a certain level of risk) and generally low correlation over the long term to other markets such as equities and fixed income.

Eagle's Global Program is a technical, trend-following system developed, based on Eagle's extensive experience in observing and trading the global markets, to capture a well-structured trading philosophy. The trading philosophy incorporates trend following elements, money management principles, predetermined risk parameters and volatility adjustment features. The system is designed to trade in a wide range of global futures markets—currencies, fixed income, energies, commodities and stock indices—that exhibit orderly intermediate and long-term trends, and adjust to changes in market environment with no predetermined allocation to any one sector. Eagle analyzes typical behavior and volatility patterns of various markets. The system seeks markets with potentially good risk/reward profiles while attempting to avoid markets characterized by excessive volatility and sharp price corrections. An attempt is made to participate in markets which exhibit favorable "signal to noise" characteristics. Money management and risk control disciplines serve to attempt to limit downside risk.

The Administrator

GlobeOp Financial Services LLC ("GlobeOp" or the "Administrator"), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant's administrator and provide certain administration and accounting services.

The Administrator performs or supervises the performance of services necessary for the operation and administration of the Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Registrant's Net Asset Value. In addition, the Administrator maintains certain books and records of the Registrant, including certain books and records required by CFTC Rule 4.23(a).

Fees and Expenses

Management Fee

The Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of the Registrant as of the beginning of the month, See Note 4 of the Registrant's financial statements included in its annual report for the year ended December 31, 2012 filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 2012.

"Net Asset Value" is the total assets of the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, through its investment in Affiliated Investment Funds, indirectly pays a monthly administrative services fee in the amount of 1/12 of 0.25% (0.25% annually) of the respective CTA Fund's beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Trading Advisors' Fees

The Registrant indirectly pays Winton and Eagle monthly management fees at an annual rate of 1.5% and 2%, respectively, as defined in their respective Trading Advisory Agreements.

The Registrant indirectly pays Winton and Eagle an incentive fee accrued monthly and paid quarterly of 20% and 25%, respectively, for achieving "New High Net Trading Profits" as defined below.

New High Net Trading Profits (for purposes of calculating an Trading Advisor's incentive fees) will be accrued monthly and paid as of the close of business of the last day of each calendar quarter (the "Incentive Measurement Date") and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor's trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor's trading activities, operating expenses and the Trading Advisor's management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

New High Net Trading Profits will be generated only to the extent that the cumulative New High Net Trading Profits achieved by the Trading Advisor exceed the highest level of cumulative New High Net Trading Profits achieved by such Trading Advisor as of a previous Incentive Measurement Date. Except as set forth below, net losses from prior months must be recouped before New High Net Trading Profits can again be generated.

If a withdrawal or distribution occurs or if a Trading Advisor's advisory agreement with the relevant CTA Fund is terminated at any date that is not an Incentive Measurement Date, the date of the withdrawal or distribution or termination will be treated as if it were an Incentive Measurement Date. New High Net Trading Profits for an Incentive Measurement Period shall exclude capital contributions allocated to the Trading Advisor in an Incentive Measurement Period, distributions or redemptions paid or payable from the Trading Advisor's account during an Incentive Measurement Period and any loss carry-forward attributable to the Trading Advisor will be reduced in the same proportion that the value of the assets allocated away from the Trading Advisor comprises of the value of the assets allocated to the Trading Advisor prior to such allocation away from the Trading Advisor). In calculating New High Net Trading Profits, incentive fees paid for a previous Incentive Measurement Period will not reduce cumulative New High Net Trading Profits in subsequent periods.

Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant's trading activities. Through December 31, 2011, these activities were paid directly by the Registrant. Effective January 1, 2012, these activities are now charged indirectly through the Registrant's Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker's brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each Trading Advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Member on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member's personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, "bid-ask" spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, the Registrant's pro rata share of the expenses of any Access Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Access Funds, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrants meetings and preparing, printing and mailing of proxy statements and reports to Members, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Member's management fee, the fees to be paid to the Registrant's Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant's 2012 annual report, which is filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 2012. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant's 2012 annual report, which is filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 2012.

Financial Information about Segments

The Registrant's business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant's business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant's business, as of December 31, 2012, is set forth under Items 2 and 3 herein.

Financial Information about Geographic Areas

Although the Registrant has indirect exposure to the global futures, forward and option markets, it does not have operations outside of the United States.

Available Information

Effective with the Form 10 filed on November 2, 2009, the Registrant files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the SEC. You may read and copy any document filed by the Registrant at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Registrant does not maintain an internet website; however, the Registrant's SEC filings are available to the public from the EDGAR database on the SEC's website at http://www.sec.gov. The Registrant's CIK number is 0001474307.

Critical Accounting Policies

General

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Member to make judgments, estimates and assumptions in connection with the preparation of the Registrant's condensed financial statements. Actual results may differ from the estimates used.

The Managing Member has evaluated the Registrant's condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant's significant accounting policies, see Note 2 of the Registrant's 2012 annual report filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 2012.

The Registrant records all investments at fair value in its condensed financial statements, with changes in fair value reported on the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant's assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant's proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant's condensed statements of financial condition and are considered Level 2 investments. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the condensed financial statements) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund's valuation policies and reported at the time of the Registrants valuation by the management of the fund. Generally, the fair value of the Registrant's investments in the funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant's investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant's investments at September 30, 2013, $9,451,117 or 80.32% of the Registrant's investments are classified as Level 1 and $2,315,065 or 19.68% as Level 2. Of the Registrant's investments at December 31, 2012, $12,162,691 or 76.32% of the Registrant's investments are classified as Level 1 and $3,773,030 or 23.68% as Level 2. There are no Level 3 investments at September 30, 2013 or December 31, 2012, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, "Certain Investment Funds"). The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant's investments in Certain Investment Funds. The calculation is based on the Registrant's average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant's investment in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member's portion of the Certain Investment Fund's income.

Liquidity and Capital Resources

The Registrant commenced operations on January 1, 2007. Contributions were raised and redemptions paid through new Members' investments in and redemptions out of the aggregate trading vehicle through December 31, 2009. Beginning January 1, 2010, Individual Members may redeem directly from the Registrant on a monthly basis.

Subscriptions and Redemptions

Third Quarter 2013

Subscriptions of interests for the Third Quarter 2013 were $0. Redemptions of interests for the Third Quarter 2013 were $1,244,228.

Third Quarter 2012

Subscriptions of interests for the Third Quarter 2012 were $0. Redemptions of interests for the Third Quarter 2012 were $535,831.

Liquidity

A portion of the Registrant's net assets is held in cash, which is used as margin for its indirect trading in commodities through its investment in Affiliated Investment Funds.

Commodity contracts exposed to indirectly through the Registrant's investment in CTA Choice may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as "daily limits." During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure through its investments in CTA Choice, to commodity futures positions.

Since the Registrant's business is to trade futures, forward and options contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant's speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant's unaudited condensed financial statements for a further discussion on the credit and market risks associated with the Registrant's futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant's liquidity increasing or decreasing in a material way.

Capital Resources

The Registrant does not intend to raise additional capital through the sale of interests offered or through any borrowing. Due to the nature of the Registrant's business, the Registrant does not contemplate making capital expenditures. The Registrant does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of interests in the future will affect the amount of funds available for investments in futures interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of interests. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Registrant's capital resource arrangements at the present time.

Market Overview

Following is a market overview for the Third Quarter 2013 and Third Quarter 2012:

Third Quarter 2013

The U.S. Economy grew in the third quarter, but the picture is far from rosy. While the unemployment rate fell to 7.3%, it was largely due to a reduction in the labor force as opposed to actual employment gains. Consumer confidence tumbled in August and September, after mortgage rates rose in response to increased taper talk. Positive signs during the quarter included inflation, which remains low; housing, which continued to recover; and manufacturing, which reached its highest level since April 2011. Ultimately, the equity market rose for the quarter, with the S&P 500 TR gaining 5.24%.

The Federal Reserve ("Fed") kept the current quantitative easing program ("QE") unchanged, despite its earlier taper talk, due to weak economic data and uncertainty over budget negotiations and the debt ceiling debate. This was good news for bond investors, as 10-year bond yields fell from a two-year high of 3.00% to close at 2.61%.

Japan had one of the better performing equity markets in the third quarter, as Prime Minister Abe's growth plans appear to be succeeding; Second quarter 2013 GDP was revised to +3.8%, and consumer prices increased to 0.9% year on year in August, the biggest annual rise in almost 5 years.

The eurozone continues to stabilize, with second quarter GDP coming in at +0.3% and sovereign bonds yields for some of the hardest hit countries trending lower throughout the quarter. The European Central Bank's accommodative posture is signaling the market that it intends to stand behind its role as backstop for the region. Against this backdrop, the euro ended the quarter at its highest level versus the U.S. dollar since the beginning of the year. In fact, the U.S. dollar lost ground relative to most major developed and emerging market currencies in the third quarter.

Emerging markets are being dominated by China, and news that GDP growth continues to slow. While retail sales have grown a bit during the quarter, they remain anemic compared to recent history. As the largest holder of U.S. sovereign debt, China is highly sensitive to U.S. monetary policy, and the concerns about tapering that occurred in the third quarter can have a significant impact on its economy.

The DJ-UBS Commodity Index was +2.1% for the quarter. The news that the Fed plans to keep QE unchanged for the foreseeable futures was viewed as potentially inflationary by investors, who pushed gold up 8% for the quarter. The soft sector reversed second quarter declines, with the DJ-UBS Commodity Softs Index gaining almost 1% for the third quarter, after losing almost 8.5% in the second quarter. Overall, the energy sector had a good quarter, with oil leading the way, up approximately 8%.

Third Quarter 2012

The third quarter was marked by a dramatic turnaround in global financial markets sparked by bold actions of the ECB and turbocharged by the Fed's announcement of open-ended quantitative easing QE. Amid rising stress in the sovereign debt markets, the ECB President Mario Draghi came out and made a forceful statement committing the ECB to unlimited support for the sovereign bond markets in the eurozone. Meanwhile, the global economy continued to weaken in the third quarter. Global PMIs dropped to their lowest levels since 2009. In the United States, the economy outside of manufacturing actually showed some glimpses of life—notably in housing and auto sales. However, the expansion broadly remained lackluster and shaky, vulnerable to adverse developments. Europe remained stalled in its slump, with no sign of bottoming in the periphery countries. Emerging markets showed more broad-based signs of deceleration in economic growth. However, the softening global economic growth picture was overshadowed by the reduction of tail risk brought about by central bank actions, making risk assets soar.

Treasuries experienced a roller-coaster ride during the third quarter, but ended not far from where they began. Early in the quarter, amid a deepening crisis in the eurozone, Treasury yields plunged to new record lows. The yield on the 10-year fell below 1.40% in July, and the yield on the 30-year plummeted below 2.50%. However, Draghi's announcement sparked a turnaround. Yields on the long end of the curve surged, with the 30-year rising past 3%. However, the spike proved short-lived, especially as the Fed extended its promise to keep rates low until 2015 and announced an open-ended QE. The yield curve steepened as rates fell at the shorter end of the curve. The 10-year yield edged down 2 basis points to end the quarter at 1.65%. The 30-year yield edged up by 6 basis points to reach 2.82%. The yield on the 5-year note dropped 10 basis points to 62 basis points, a new record low, and the yield on the 2-year note also declined by 10 basis points to 23 basis points. The ECB cut rates to 75 basis points. The Bank of England and the Bank of Japan maintained status quo.

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

With central banks' accommodative policy, gold gained 10.85% and silver soared 25.88%. Base metal prices rose across the board. Copper, nickel, aluminum, and zinc recorded gains of 8.46%, 10.23%, 10.63%, and 11.97%, respectively.

Grains were among the better performers within the agricultural complex, as the drought continues to weigh on prospective supplies. Wheat, soybeans, and corn gained 19.62%, 4.49%, and 9.21%, respectively. Tropicals bucked the broader trend and experienced losses, with sugar leading the way with an 8.50% loss.

Sector Performance

Due to the nature of the Registrant's indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which the Registrant's assets were indirectly allocated as of the Third Quarter 2013 and Third Quarter 2012, measured as a percentage of the "gross speculator margin" (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant's indirect trading results for the major sectors in which the Registrant traded for the Third Quarter 2013 and Third Quarter 2012.

Third Quarter 2013

As of September 30, 2013, the allocation of the Registrant's assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	22.74%
Energies	3.37%
Grains	13.92%
Indices	35.99%
Interest Rates	18.43%
Meats	0.16%
Metals	3.74%
Tropicals	1.65%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for Third Quarter 2013 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the British pound. The majority of its losses were incurred in the Canadian dollar.

Interest Rates: (-) The Registrant experienced a majority of its gains in the Japanese Government Bond. The majority of its losses were incurred in the U.S. Treasury Bond.

Stock Indices: (-) The Registrant experienced a majority of its gains in the DJ Stoxx 50 Index. The majority of its losses were incurred in the FTSE 100 Index.

Energies: (-) The Registrant experienced a majority of its gains in Brent crude. The majority of its losses were incurred in heating oil.

Metals: (-) The Registrant experienced no gains. The majority of its losses were incurred in copper.

Grains: (+) The Registrant experienced a majority of its gains in corn. The majority of its losses were incurred in wheat.

Meats: (+) The Registrant experienced a majority of its gains in live hogs. The majority of its losses were incurred in live cattle.

Softs: (+) The Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in lumber.

Third Quarter 2012

As of September 30, 2012, the allocation of the Registrant's assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	22.80%
Energies	7.90%
Grains	5.43%
Indices	27.16%
Interest Rates	28.73%
Meats	0.21%
Metals	4.66%
Tropicals	3.11%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for Third Quarter 2012 were as follows:

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

Results of Operations

Year-To-Date 2013

The Net Asset Value of the Registrant as of September 30, 2013 was $13,540,310, a decrease of $5,080,161 from the December 31, 2012 Net Asset Value of $18,620,471, primarily due to negative performance and investor redemptions during the year.

The Registrant's performance for the Year-To-Date 2013 was (14.73)%. Performance includes the percentage change in the Registrant's Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant's total loss from its investment in securities for the Year-To-Date 2013 was approximately $112,000.

The Registrant's total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2013 was approximately $1,474,000.

Dividend income for the Year-To-Date 2013 was approximately $85,000, a decrease of approximately $61,000, as compared to the Year-To-Date 2012.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $28,000, a decrease of approximately $56,000 as compared to the Year-To-Date 2012, primarily due to the decrease in Net Asset Value discussed above.

Trading Advisor's management fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $225,000, a decrease of approximately $88,000 as compared to the Year-To-Date 2012, primarily due to the decrease in Net Asset Value discussed above.

Management fees to the Managing Member for the Year-To-Date 2013 were approximately $348,000, a decrease of approximately $112,000 as compared to the Year-To-Date 2012, primarily due to the decrease in Net Asset Value discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $40,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 was approximately $32,000, a decrease of approximately $13,000 as compared to the Year-To-Date 2012, primarily due to the decrease in Net Asset Value discussed above.

Service fees for the Year-To-Date 2013 were approximately $430,000, a decrease of approximately $185,000 as compared to the Year-To-Date 2012, primarily due to the decrease in Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the Year-To-Date 2013 was approximately $28,000, a decrease of approximately $76,000 as compared to the Year-To-Date 2012.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Year-To-Date 2013 were approximately $255,000.

Year-To-Date 2012

The Net Asset Value of the Registrant as of September 30, 2012 was $20,763,224, a decrease of $5,226,003 from the December 31, 2011 Net Asset Value of $25,989,227, primarily due to negative performance and investor redemptions during the year.

The Registrant's performance for the Year-To-Date 2012 was (7.82)%. Performance includes the percentage change in the Registrant's Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant's total gain from its investment in securities for Year-To-Date 2012 was approximately $122,000.

The Registrant's total loss from its investments in Affiliated Investment Funds for the Year-To-Date 2012 was approximately $680,000.

Dividend income for the Year-To-Date 2012 was approximately $146,000, a decrease of approximately $174,000, as compared to the Year-To-Date 2011.

Brokerage Commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2012 were approximately $84,000, a decrease of approximately $69,000 as compared to the Year-To-Date 2011, primarily due to the decrease in net asset value discussed above.

Trading Advisor's management fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2012 were approximately $313,000, a decrease of approximately $125,000 as compared to the Year-To-Date 2011, primarily due to the decrease in Net Asset Value discussed above.

Management fees to the Managing Member for the Year-To-Date 2012 were approximately $460,000, a decrease of approximately $195,000 as compared to the Year-To-Date 2011, primarily due to the decrease in Net Asset Value discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2012 were $0.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2012 was approximately $45,000, a decrease of approximately $18,000 as compared to the Year-To-Date 2011, primarily due to the decrease in Net Asset Value discussed above.

Service Fees for the Year-To-Date 2012 were approximately $615,000, a decrease of approximately $251,000 as compared to the Year-To-Date 2011, primarily due to the decrease in Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the Year-To-Date 2012 was approximately $104,000, an increase of approximately $17,000 as compared to the Year-To-Date 2011.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Year-To-Date 2012 were approximately $248,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2013.

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

The Registrant's contractual obligations are with the Managing Member, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisor through the CTA Funds and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of the Registrant's Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor through the CTA Funds are at a fixed rate, calculated as a percentage of the Registrant's New High Net Trading Profits (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant's commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant's condensed statements of financial condition, therefore a table of contractual obligations has not been presented. For a further discussion of the Registrant's contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant's 2012 annual report, which is filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 2012.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant's market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Registrant's primary market risk exposures as well as the strategies used and to be used by the Managing Member and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of the Registrant's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Members must be prepared to lose all or substantially all of their investment in the Registrant.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Member and the Trading Advisors through the CTA Funds, severally, attempt to manage the risk of the Registrant's open positions is essentially the same in all market categories traded.

The Trading Advisors attempt to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Trading Advisors have an oversight committee broadly responsible for evaluating and overseeing the Trading Advisors' trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to the Registrant's management, including the Managing Member's Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating the Registrant's disclosure controls and procedures, the Managing Member recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can prove absolute assurance that all control issues and instances of fraud, if any, within the Registrant have been detected.

The Managing Member's management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member's Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of the Registrant's disclosure controls and procedures during Third Quarter 2013. Based upon such evaluation, the Managing Member's Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of September 30, 2013, the Registrant's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant's internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.     Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2013 to September 30, 2013, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

Item 3.     Defaults Upon Senior Securities

None

Item 5.     Other Information

None

Item 6.     Exhibits:

3.1	Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2	Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3	Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1	Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2	Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3	Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4	Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5	FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6	ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7	Amendment to ISDA Maser Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8	Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9	Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of the Registrant's Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Members regarding certain changes to the ownership and structure of the Registrant's underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K, File No. 000-53816, filed with the Commission on August 17, 2012)

99.2	Notice to Members regarding certain changes to the ownership and structure of the Registrant's underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K, File No. 000-53816, filed with the Commission on November 5, 2012)

99.3	Notice to Members of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

[Remainder of page left blank intentionally.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, L.P.,
its Managing Member

By:	/s/ Kenneth A. Shewer		Date: November 13, 2013
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr		Date: November 13, 2013
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

