Form 10-K
period 2013-12-31
KMP Futures Fund I LLC
filed 2014-03-18
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

(The Registrant’s telephone number, including area code): (914) 307-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Liability Company Interests

  (Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The Registrant has no voting shares or public float. The value of Interests in the Registrant as of June 30, 2013 is $16,248,463.

KMP Futures Fund I LLC

(a Delaware limited liability company)

PART I

ITEM 1.     BUSINESS

General

KMP Futures Fund I LLC (the “Registrant”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Registrant will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Registrant (the “Operating Agreement”). The Registrant was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Investors holding interests in the Registrant are collectively referred to herein as the “Members” or the “Individual Members”.The fiscal year end of the Registrant is December 31.

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

Managing Member and its Affiliates

Kenmar Preferred Investments, L.P. (formerly Kenmar Preferred Investments Corp., “Kenmar Preferred”or the “Managing Member”) is the Managing Member of the Registrant and has administrative authority over the operations of the Registrant.

The Managing Member’s predecessor and affiliates have been sponsoring and managing single and multi-advisor funds for over two decades. The principal office of the Registrant is c/o Kenmar Preferred Investments,L.P., 900 King Street, Suite 100, Rye Brook, New York 10573. The telephone number of the Registrant and the Managing Member is (914) 307-7000.

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

The Trading Advisors

The Registrant allocates its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor manages the portion of the assets of the Registrant allocated to such Trading Advisor and makes the trading decisions in respect of the assets allocated to such Trading Advisor. The Managing Member may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Member may determine to access certain Trading Advisors through separate investee pools.

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy Managed Account & Analytics Platform, L.P. (formerly ClariTy Managed Account & Analytics Platform LLC, “ClariTy”), an affiliate of the Managing Member, is the managing member of CTA Choice. As of November 1, 2012, the Registrant allocates approximately one-half of its Allocated Assets to each of the following CTA Funds:

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

Eagle’s Global Program is a technical, trend-following system developed, based on Eagle’s extensive experience in observing and trading the global markets, to capture a well-structured trading philosophy. The trading philosophy incorporates trend following elements, money management principles, predetermined risk parameters and volatility adjustment features. The system is designed to trade in a wide range of global futures markets - currencies, fixed income, energies, commodities and stock indices - that exhibit orderly intermediate and long-term trends, and adjust to changes in market environment with no predetermined allocation to any one sector. Eagle analyzes typical behavior and volatility patterns of various markets. The system seeks markets with potentially good risk/reward profiles while attempting to avoid markets characterized by excessive volatility and sharp price corrections. An attempt is made to participate in markets which exhibit favorable “signal to noise” characteristics. Money management and risk control disciplines serve to attempt to limit downside risk.

The Administrator

GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

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

Fees and Expenses

Management Fee

The Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of the Registrant as of the beginning of the month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2013 (the “Registrant’s 2013 Annual Report”), which is filed as an exhibit hereto.

“Net Asset Value” is the total assets in the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, through its investment in Affiliated Funds, indirectly pays a monthly administrative services fee in the amount of 1/12 of 0.25% of the respective CTA Fund’s beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Trading Advisors’ Fees

The Registrant indirectly pays Winton and Eagle monthly management fees at an annual rate of 1.5% and 2% respectively as defined in their respective Trading Advisory Agreements.

The Registrant indirectly pays Winton and Eagle an incentive fee accrued monthly and paid quarterly of 20% and 25%, respectively, for achieving “New High Net Trading Profits” as defined below.

New High Net Trading Profits (for purposes of calculating a Trading Advisor’s incentive fees) will be accrued monthly and paid as of the close of business of the last day of each calendar quarter (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities, operating expenses, and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

If a withdrawal or distribution occurs or if a Trading Advisor’s advisory agreement with the relevant CTA Fund is terminated at any date that is not an Incentive Measurement Date, the date of the withdrawal or distribution or termination will be treated as if it were an Incentive Measurement Date. New High Net Trading Profits for an Incentive Measurement Period shall exclude capital contributions allocated to the Trading Advisor in an Incentive Measurement Period, distributions or redemptions paid or payable from the Trading Advisor’s account during an Incentive Measurement Period and any loss carry-forward attributable to the Trading Advisor will be reduced in the same proportion that the value of the assets allocated away from the Trading Advisor comprises of the value of the assets allocated to the Trading Advisor prior to such allocation away from the Trading Advisor. In calculating New High Net Trading Profits, incentive fees paid for a previous Incentive Measurement Period will not reduce cumulative New High Net Trading Profits in subsequent periods.

Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant’s trading activities. Through December 31, 2011, these activities were paid directly by the Registrant. Effective January 1, 2012, these activities are charged indirectly through the Registrant’s Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each Trading Advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Member on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, the Registrant’s pro rata share of the expenses of any access fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any access funds, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrant meetings and preparing, printing and mailing of proxy statements and reports to Members, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

Redemption Charge

There is no redemption charge in respect of Interests.

Competition

The Registrant competes with other private and publicly offered commodity pools, as well as other alternative investments such as REITs and oil and gas limited partnerships and hedge funds. The Registrant operates in a competitive environment in which it faces several forms of competition, including, without limitation:

•	The Registrant competes with other commodity pools and other investment vehicles for Members.

•	The Trading Advisor may compete with other traders in the markets in establishing or liquidating positions on behalf of the Registrant.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of December 31, 2013, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

Available Information

Effective with the Form 10 filed on November 2, 2009, the Registrant files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the SEC. You may read and copy any document filed by the Registrant at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Registrant does not maintain an internet website;however, the Registrant’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Registrant’s CIK number is 0001474307.

ITEM 1A.     RISK FACTORS

THE INTERESTS ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE ONLY SUITABLE FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Strategy and Investment-Related Risks

(1)     Loss of Capital; No Guarantee of Profit

All investments risk the loss of capital. While the Managing Member believes that the Registrant’s investment program may moderate this risk to some degree through a diversification of investment strategies and markets used by the Trading Advisors to which the Registrant will allocate assets, no guarantee or representation is made that the Registrant’s program will be successful or that Members will not lose some or all of their investment in the Registrant. The Registrant’s investment program includes the selection of Trading Advisors who utilize such investment techniques as short sales, leverage, uncovered option transactions, and limited diversification, which practices can, in certain circumstances, maximize the adverse impact on invested assets.

(2)     Speculative and Volatile Markets and Highly Leveraged Trading

The markets in which the Registrant directly and indirectly trades are speculative, highly leveraged and involve a high degree of risk. Each Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that the Registrant will not incur such losses.

Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Registrant. Market volatility will increase the potential for large losses. Market volatility and leverage mean that the Registrant could incur substantial losses,potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

Supply and demand for investments change rapidly and are affected by a variety of factors, including interest rates, rates of inflation and general trends in the overall economy or particular industrial or other economic sectors. Government actions,especially those of the Federal Reserve Board and other central banks, have a profound effect on interest rates that, in turn, affect the price of investments. In addition, a variety of other factors that are inherently difficult to predict, such as domestic and international political developments, governmental trade and fiscal policies, monetary and exchange control programs, currency devaluations and revaluations; and emotions of the marketplace, patterns of trade and war or other military conflict can also have significant effects on the markets. None of these factors can be controlled by the Trading Advisors. Trading Advisors may have only limited ability to vary their portfolios in response to changing economic, financial and investment conditions. No assurance can be given as to when or whether adverse events might occur which could cause significant and immediate loss in value of the Registrant. Even in the absence of such events, trading investments can quickly lead to large losses. No assurance can be given that the advice of the Trading Advisors will result in profitable trades for the Registrant or that the Registrant will not incur substantial losses.

In addition to the leveraged trading described above, the Managing Member has the ability to further increase the leverage of the Registrant by allocating notional equity to one or more of its Trading Advisors (in a maximum amount of up to 20% of Net Asset Value), which would then permit such Trading Advisor(s) to trade the account of the Registrant as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Member has the option to allocate additional notional equity to a Trading Advisor, the Managing Member has no current plans to do so.

(3)     Past Performance

The past investment performance of the Managing Owner and the Trading Advisors is not necessarily indicative of the Registrant’s futures results. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Registrant that is comparable to that Trading Advisor’s or to the Managing Member’s past performance. No assurance can be given that the Managing Owner will succeed in meeting the investment objectives of the Registrant. You may lose all or substantially all of your investment in the Trust.

Because you and other Members will acquire and redeem Interests at different times, you may experience a loss on your Interests even though the Registrant as a whole is profitable and even though other Members experience a profit. The past performance of the Registrant may not be representative of your investment experience in it.

(4)     Importance of General Market Conditions to Profitability

General economic and business conditions may adversely affect a Trading Advisor’s activities. The level and volatility of interest rates,the prices of investments and the extent and timing of Member participation in the financial markets for both equities and interest sensitive investments may affect the value of investments purchased by the Registrant. Unexpected volatility or illiquidity in the markets in which the Registrant, directly or indirectly, holds positions could impair the Registrant’s ability to carry out its business or cause it to incur losses. Often the most unprofitable market conditions for the Registrant are those in which prices “whipsaw”,that is, such prices move quickly upward (or downward), then reverse, then move upward (or downward) again, then reverse again. In such conditions, the Trading Advisors may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.

(5)     The Registrant Incurs Substantial Charges

The Registrant must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Registrant is subject to the substantial fees and expenses described herein regardless of its performance. In addition, the Registrant pays incentive fees to each Trading Advisor based on such Trading Advisor’s performance and not on the performance of the Registrant as a whole.

The Registrant is also subject to brokerage fees and administrative expenses directly or indirectly. On the Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of the Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by the Registrant. It is not possible to quantify the “bid-ask” spreads paid by the Registrant because the Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of the Registrant (including the higher Trading Advisor base fee and incentive fee) could, over time, result in significant losses to your investment therein. You may never achieve profits.

(6)     There are Disadvantages to Making Trading Decisions Based on Technical Strategies

The trading systems used by certain Trading Advisors are based in large part on trading strategies that seek to take into account certain “technical” factors in identifying price trends and price movements. The buy and sell signals generated by a technical trading system are not based on analysis of fundamental supply and demand factors, general economic factors, or anticipated world events but are derived from a study of actual daily, weekly, and monthly price fluctuations. The profitability of any technical trading strategy depends upon the occurrence in the future of major sustained price moves or trends in some futures and other investments traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past there have been periods without discernible trends and presumably similar periods will occur in the future. Any factor that may lessen the prospect of major trends in the future (such as increased governmental control of, or participation in, the markets) may reduce the prospect that any trading strategy will be profitable in the future. Any factor that would make it more difficult to execute trades at the system’s signal prices, such as a significant lessening of liquidity in a particular market, also would be detrimental to profitability. The likelihood of the Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events.

(7)     Possible Disadvantages of Other Trend-Following Systems

There has been a dramatic increase in recent years in both the use of trend-following strategies and the overall volume of trading and liquidity of the futures markets. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of the Registrant by preventing the Trading Advisors from effecting transactions at the desired prices. It may become more difficult for the Trading Advisors to implement their trading strategies if other commodity trading advisors using technical systems are also attempting to initiate or liquidate commodity positions at the same time as the Trading Advisors.

(8)     Discretionary Trading Strategies May Incur Substantial Losses

Discretionary traders make decisions on the basis of their own judgment and “trading instinct,” not on the basis of trading signals generated by any program or model. In exercising such discretion, a Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signal. Discretionary decision making may also result in a Trading Advisor’s failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Reliance on trading judgment may, over time, produce less consistent trading results than implementing a systematic approach.

(9)     Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will rely to some degree on judgmental decisions concerning, for example, what markets to follow and futures to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular futures contract. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader’s primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses.

(10)     There are Disadvantages to Making Trading Decisions Based Upon Fundamental Analysis

Traders that utilize fundamental trading strategies attempt to examine factors external to the trading market that affect the supply and demand for particular futures and forward contracts in order to predict future prices. Such analysis may not result in profitable trading because the analyst may not have knowledge of all factors affecting supply and demand, prices may often be affected by unrelated factors, and purely fundamental analysis may not enable the trader to determine quickly that previous trading decisions were incorrect. In addition, because of the breadth of fundamental data that exists, a fundamental trader may not be able to follow developments in all such data, but instead may specialize in analyzing a narrow set of data, requiring trading in fewer markets. Consequently, a fundamental trader may have less flexibility in adverse markets to trade other futures and forward markets than traders that do not limit the number of markets traded as a result of a specialized focus. In addition, fundamental analysis assumes that commodity markets are inefficient—i.e., that commodity prices do not reflect all available information—which some market analysts dispute.

(11)     An Investment in Interests may not Diversify an Overall Portfolio

Historically, managed futures have performed in a manner largely independent from the general equity and debt markets. However, if the Registrant does not perform in a non-correlated manner with respect to the general financial markets or does not perform successfully, the Managing Member cannot assure you that an investment in the Interests will provide diversification benefits. An investment in the Interests could increase, rather than reduce your overall portfolio losses during periods when the Registrant and the equity and debt markets decline in value. There is no way of predicting whether the Registrant will lose more or less than stocks and bonds in declining markets. You should therefore not consider the Interests to be a hedge against losses in your core stock and bond portfolios. Past performance is not indicative of future results.

(12)     Broad Indices May Perform Quite Differently From Individual Investments

The concepts of overall portfolio diversification and non-correlation of asset classes are generally discussed and illustrated by the use of a generally accepted index that represents each asset category. Stocks are represented by the S&P 500 Index and MSCI EAFE Index; bonds are represented by the Lehman Long-Term Government Bond Index; futures funds are represented by the Barclay CTA Index; and currencies are represented by the Barclay Currency Index. Because each index is a dollar-weighted average of the returns of multiple underlying investments, the overall index return and risk may be quite different from the return of any individual investment. For example, the Barclay CTA Index is an unweighted index that attempts to measure the performance of the commodity trading advisor industry. The Index measures the combined performance of all commodity trading advisors that have more than four years of past performance. For purposes of calculating the Index, the first four years of a commodity trading advisor’s performance history is ignored. Accordingly, such index reflects the volatility and risk of loss characteristics of a very broadly diversified universe of advisors and not of a single fund or advisor. Therefore, the performance of the Registrant will be different than that of the Barclay CTA Index and the Barclay Currency Index.

(13)     Effectiveness of Risk Reduction Techniques

Trading Advisors may employ various risk reduction strategies designed to minimize the risk of their trading positions. A substantial risk remains, nonetheless, that such strategies will not always be possible to implement and, even when possible, will not always be effective in limiting losses. If a Trading Advisor analyzes market conditions incorrectly, or employs a risk reduction strategy that does not correlate well with a Trading Advisor’s investments, such risk reduction techniques could result in a loss,regardless of whether the intent was to reduce risk or increase return. These risk reduction techniques may also increase the volatility of the Registrant and result in a loss if the counterparty to the transaction does not perform as promised.

Risks Related to Futures Trading

The Registrant may invest in forward contracts, futures contracts (including financial futures), swaps or other futures on both U.S. and foreign markets. Trading in such interests is a highly specialized investment activity entailing greater than ordinary investment risk.

(14)     Volatility

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Price movements of futures and forward contracts are influenced by, among other things, changing supply and demand relationships, governmental, agricultural and trade programs and policies, and national and international political and economic events. Financial instrument and foreign currency futures prices are influenced by, among other things, interest rates, changes in balances of payments and trade, domestic and international rates of inflation, international trade restrictions, and currency devaluations and revaluations. Consequently, you could lose all or substantially all of your investment in the Registrant.

(15)     Margin

Because the amount of margin funds necessary to be deposited with a futures clearing broker to enter into a futures, forward contract or option position is typically about 2% to 10% of the total value of the contract, an extremely high degree of leverage is obtainable in futures trading. In addition, certain of the Trading Advisors may trade using leverage through borrowing. As a result of margining, a relatively small price movement in a futures contract may result in immediate and substantial losses. Any purchase or sale of a futures or forward contract or option position may result in losses that substantially exceed the amount invested. Thus, like other highly leveraged investments, any purchase or sale of a futures contract may result in losses that substantially exceed the amount invested, although Members will not be liable for losses that exceed their investment in the Registrant.

(16)     Your Investment could be Illiquid

Certain futures exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day no trades may be executed at prices beyond the daily limit. Once the price of a contract for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract cannot be taken or liquidated unless both a buyer and seller are willing to effect trades at or within the limit. In the past, futures prices have moved the daily limit for several consecutive days with little or no trading. In addition, even if futures prices have not moved the daily limit, the Trading Advisors may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place (a “thin” market). Similar occurrences, such as a market disruption or regulatory intervention in the futures markets, could prevent the Trading Advisors from promptly liquidating unfavorable positions and adversely affect operations and profitability. Also, there is not likely to be a secondary market for the Interests.

(17)	Because the Registrant Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in the Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers while the Registrant trades unprofitably.

(18)     Trading on non-U.S. Exchanges and Currency Exchange Rate Fluctuations

Certain of the Trading Advisors are expected to engage in some or all of their trading on non-U.S. exchanges and other markets located outside of the United States (“Foreign Markets”). Trading in such Foreign Markets is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. There is no limit to the percentage of Fund assets that may be committed to trading on Foreign Markets. Neither CFTC regulations nor regulations of any other U.S. governmental agency apply to the actual execution of transactions on Foreign Markets. Some Foreign Markets, in contrast to domestic exchanges, are “principals’ markets” in which performance is the responsibility only of the individual member with whom the trader has entered into a futures transaction and not of the exchange or clearing corporation. Due to the absence of a clearing house system on certain Foreign Markets, such markets are significantly more susceptible to disruptions than are U.S. exchanges and, therefore, trading thereon potentially is subject to greater risks than trading in the United States. In the case of trading on non-U.S. exchanges, the Registrant will be subject to the risk of the bankruptcy or other inability of, or refusal by, such member or the counterparty to perform with respect to such transactions. Any such failure could subject the Registrant to substantial losses or substantial reductions of the profits they might otherwise have realized. The Registrant also may not have the same access to certain trades as do various other participants in non-U.S. markets.

(19)	Members could incur substantial losses from trading in Foreign Markets by the Registrant to which such Members would not have been subject had the Trading Advisors limited their trading to U.S. markets

Furthermore, because the Registrant will make Net Asset Value determinations in U.S. dollars, with respect to trading on Foreign Markets, the Registrant will be subject to the risk of fluctuation in the exchange rate between the local currency and dollars and to the possibility of exchange controls. Unless the Registrant hedges itself against fluctuations in exchange rates between the U.S. dollar and the currencies in which trading is done on such Foreign Markets, any profits which the Registrant might realize in such trading could be eliminated as a result of adverse changes in exchange rates and the Registrant could even incur losses as a result of any such changes.

Although the CFTC is prohibited by statute from promulgating rules which govern in any respect any rule, contract term, or action of any foreign futures exchange, the CFTC has adopted regulations to regulate the sale of foreign futures contracts and foreign options within the United States. These regulations may restrict the Registrant’s access to Foreign Markets by limiting the activities of certain participants in such markets with whom the Registrant could otherwise have traded.

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Trading Advisor/ Program	Approximate Percentage/ Range
CTA Choice EGLG: Eagle Global Program	30-40%
CTA Choice WTN: Winton Diversified Program	15-25%

The above ranges are only approximations with respect to each Program. Actual percentages may be either lesser or greater than above-listed. Past performance is not necessarily indicative of future results.

(20)     Failure or Lack of Segregation of Assets May Increase Losses

The Registrant is subject to the risk of insolvency of an exchange, clearing house, commodity broker, and counterparties with whom the Trading Advisors trade. The Registrant’s assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of the Registrant’s capital tied up in a bankruptcy, the Managing Member might suspend or limit trading, perhaps causing the Registrant to miss significant profit opportunities. The Registrant is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom contracts are traded.

The CEA requires a futures commission merchant (“FCM”) or clearing broker, to segregate all funds received from customers from such broker’s proprietary assets. If the clearing brokers fail to do so, the assets of the Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of a clearing broker’s bankruptcy, the Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of such clearing broker’s combined customer accounts, even though certain property specifically traceable to the Registrant (for example, Treasury bills deposited by the Registrant with the clearing broker as margin) was held by such clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action.

In the event of an FCM’s bankruptcy, the Registrant may recover a pro-rata share or none of its assets.

With respect to transactions the Registrant enters into that are not traded on an exchange, there are no daily settlements of variations in value and there is no requirement to segregate funds held with respect to such accounts. Thus, the funds the Registrant invests in such transactions may not have the same protections as funds used as margin or to guarantee exchange-traded futures and options contracts. If the counterparty becomes insolvent and the Registrant has a claim for amounts deposited or profits earned on transactions with the counterparty, the Registrant’s claim may not receive a priority. Without a priority, the Registrant is a general creditor and its claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid. Even funds of the Registrant that the counterparty keeps separate from its own operating funds may not be safe from the claims of other general and priority creditors. There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts.

(21)     New Futures Contracts

Only those futures designated by the CFTC may be traded on U.S. futures exchanges. Periodically, additional futures contracts may be designated as approved futures contracts by the CFTC or other foreign regulatory authorities. The Trading Advisors may determine that it is appropriate to trade in such new futures contracts on behalf of the Registrant. Because such futures contracts will be new, there can be no assurance that the trading strategies of the Trading Advisors will be applicable to any new futures contracts in which such Trading Advisors choose to trade. The markets in new futures contracts, moreover, have been historically both illiquid and highly volatile for some period of time after the contract begins trading. This presents both significant profit potential and a corresponding high risk potential.

(22)     Exchanges for Physicals

The Trading Advisors may engage in exchanges for physicals. The CFTC and certain exchanges have from time to time examined the propriety of transactions involving exchanges for physicals. If a Trading Advisor engaging in exchanges of futures for physicals was prevented from such trading as a result of regulatory changes, the performance of client accounts of such Trading Advisor, including the Registrant, could be adversely affected.

Risks Related to Trading Forward Contracts, Foreign Exchange Contracts, Options and Derivatives

(23)     Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

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

A Trading Advisor may trade foreign exchange through futures or exchange for physicals. Such transactions are regulated by the CFTC and are traded on and guaranteed by an exchange.

(24)     Options Trading

Certain of the Trading Advisors’ trading will include the trading of options contracts, including the trading of options on futures contracts, physical commodities and securities (“Underlying Interests”). Such options trading may take place on U.S. and foreign exchanges. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility—which is directly reflected in the price of outstanding options—can be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

Certain Trading Advisors may trade options on futures. Options on futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short-term cash flow needs. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

The ability to trade or exercise options may be restricted in the event that trading in the underlying investment becomes restricted. Options trading on U.S. futures exchanges is subject to regulation by both the CFTC and such exchanges. Options trading on foreign exchanges is not regulated by the CFTC.

(25)     Swaps

Swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will affect the manner in which over-the-counter swap transactions are traded and the credit risk associated with such trading. Any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

There are no limitations on daily price movements in swaps. Speculative position limits are not applicable to swaps, although the counterparties to swaps may limit the size or duration of positions as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the swaps they trade. Participants could refuse to quote prices for swaps or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell. In the case of any swap that references a fund or program managed by a Trading Advisor, certain or all of the risks disclosed in this report in relation to the Trading Advisors also may apply, indirectly, to the Registrant’s investment in such swap.

(26)     Derivative Instruments in General

The Trading Advisors may use various derivative instruments, including futures, options, forward contracts, swaps (including asset swaps, total return swaps and credit default swaps) and other derivatives (including credit derivatives and synthetic securities) that may be volatile and speculative. Certain positions may be subject to wide and sudden fluctuations in market-value, with a resulting fluctuation in the amount of profits and losses. Use of derivative instruments presents various risks, including the following:

(i)     Tracking — When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying investment sought to be hedged may prevent the Trading Advisor from achieving the intended hedging effect or expose the Registrant to the risk of loss.

(ii)     Liquidity — Derivative instruments, especially when traded in large amounts, may not be liquid in all circumstances, so that in volatile markets the Trading Advisor may not be able to close out a position without incurring a loss.

(iii)     Leverage — Trading in derivative instruments can result in large amounts of leverage. Thus, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by the Registrant and could cause its Net Asset Value to be subject to wider fluctuations than would be the case if the Trading Advisor did not use the leverage feature in derivative instruments.

There is no guarantee that the counterparty to a derivatives transaction will perform, or that it has accurately represented its creditworthiness. Trading in derivatives may subject the Registrant to additional legal risks, operations risks and valuation risks.

(27)     Over-the-Counter Trading

A portion of the Registrant’s assets may be used to trade OTC derivative contracts, such as forward contracts, option contracts, or swaps, or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose the Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

The Registrant also faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the Registrant could suffer significant losses on these contracts.

The Dodd-Frank Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. The general effective date of the derivatives portion of the Dodd-Frank Act is one year following its enactment. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act. Additionally, any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

The percentage of the Registrant’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

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

There can be no assurance that market illiquidity will not cause losses for the Registrant. The large size of the positions which a Trading Advisor is expected to acquire for the Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of OTC instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearing house and the Registrant will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

(29)     Possible Default and Counterparty Risk

Certain of the markets in which the Trading Advisors will effect transactions are OTC or “interdealer” markets. Foreign exchange transactions, forward contracts, swaps, derivative or synthetic instruments or other OTC transactions are not regulated by the CEA and dealers are not obligated to segregate customer assets. As a result, Members do not have such basic protections with respect to the trading in such OTC investments by the Registrant. This lack of regulation in these markets could expose the Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties.

Such OTC trading may expose the Registrant to credit risk with regard to parties with which it trades and the risk of settlement default. Unlike exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries, the participants in OTC transaction are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. This exposes the Registrant to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Registrant to suffer a loss. In addition, in the case of a default of a counterparty, the Registrant could become subject to adverse market movements while replacement transactions are executed. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Registrant has concentrated its transactions with a single or small group of counterparties. The Registrant may not have an internal credit function that evaluates the creditworthiness of their counterparties. The ability of the Registrant to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Registrant.

Other Investment-Related Risks

(30)     Investment of Non-Margin Assets May Increase Risks to the Registrant

The Managing Member may invest certain non-margin assets (directly or indirectly through investment funds) in certain securities permitted by applicable rules and regulations. While such investments may increase interest income, and although the types of securities that may be invested in are limited by CFTC regulations, investment in such securities may be riskier than having 100% of the proceeds of the offering of the Interests deposited in cash in segregated accounts in the name of the Registrant at the clearing brokers or another eligible financial institution. The returns on the investment of non-margin assets may be lower than anticipated, which would cause the cost of investment in the Interests to increase.

(31)     Increased Costs of Frequent Trading

Each Trading Advisor will make certain trading decisions on the basis of short-term market considerations. The portfolio turnover rate may be substantial at times, either due to such decisions or to market conditions and result in one or more series incurring substantial brokerage commissions and other transaction fees and expenses. Therefore,portfolio turnover and brokerage commission expenses may significantly exceed those of other investment entities of comparable size, and affect the Registrant’s earnings.

(32)     Suspensions of Trading

The futures, options on futures and security futures markets are subject to comprehensive statutes, regulations and margin requirements. With respect to traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict, but could be substantial and adverse. Also, exchanges typically have the right to suspend or limit trading in any instrument traded on the exchange. Any suspension could render it impossible to liquidate positions and thereby expose the Registrant to losses.

(33)     Currency and Exchange Rate Risks

Since certain of the Trading Advisors may invest in investments denominated or quoted in currencies other than the U.S. Dollar, changes in currency exchange rates may affect the value of the Registrant’s investments and the unrealized appreciation or depreciation of such investments. Among the factors that may affect currency value are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. A Trading Advisor may seek to protect the value of some portion or all of its portfolio holdings in the Registrant against currency risks by engaging in hedging transactions, if available, cost-effective and practicable. The Registrant may enter into forward contracts on currencies, enter into swaps, purchase put and call options on currencies,or engage in any combination of the foregoing. There is no certainty that such strategies will be effective. Moreover, there is no certainty that instruments suitable for hedging currency shifts will be available at the time when the Registrant wishes to use them or that, even if available, the Registrant will elect to utilize a hedging strategy.

Since OTC instruments are not guaranteed by an exchange or clearing house, a default on such an instrument would deprive a Trading Advisor of unrealized profits or force a Trading Advisor to cover its commitments for purchase or resale, if any, at the current market price. Lastly, the Registrant is not responsible for the effects that fluctuations in the value of currencies other than the dollar may have on subscription amounts to the Registrant or redemption proceeds paid to a Member that has requested the redemption of part or all of his, her or its Interest in the Registrant.

(34)     Valuation of Investments

While pricing information is generally available for investments in which the Registrant may invest, there is currently no centralized source for pricing information for certain non-exchanged-traded investments, and reliable pricing information may not be available from any source at times. Prices quoted by different sources are subject to material variation. For purposes of calculating the Registrant’s net capital appreciation and net capital depreciation and valuing investments, valuations of investments for which pricing information cannot be obtained will be made by the Registrant’s administrator based upon such information as is available, including the advice of a Trading Advisor.

(35)     Strategy-Specific Risks

One or more of the Trading Advisors may from time to time cause the Registrant to hold a few, relatively large positions in relation to its assets. Consequently, a loss in any such position could result in a proportionately greater loss to the Registrant than if the Registrant’s assets had been spread among a wider number of instruments. Strategy risk may arise in the event of the failure or deterioration of an entire strategy such that one or more Trading Advisors employing that strategy suffer significant losses. Losses may arise if Trading Advisors are unable to hedge such risks or respond to market conditions in a timely manner.

(36)     Trading Facilities and Electronic Trading

Most open-outcry and electronic trading facilities are supported by computer-based component systems for the order-routing,execution, matching, registration and clearing of trades. As with all facilities and systems, they are vulnerable to disruption or failure. The Registrant’s ability to recover losses may be subject to limits on liability imposed by the system provider, the market, the clearing house and/or Member firms.

Trading on an electronic system may differ not only from trading in an open-outcry market but also from trading on other electronic systems. If a Trading Advisor undertakes transactions on an electronic trading system on behalf of the Registrant, the Registrant will be exposed to risks associated with the system including the failure of hardware and software. The result of any system failure may be that the Trading Advisor’s order is either not executed according to its instructions or it is not executed at all.

(37)	Trading Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks through Offsetting Positions

The Trading Advisors trade entirely independently of each other. Trading Advisors may, from time to time, take opposite positions, eliminating any possibility that a Member may profit from these positions considered as a whole but incurring the usual expenses associated with taking such positions. The Trading Advisors’ programs may, at times, be similar to one another thereby negating the benefits of investing in more than one Trading Advisor by purchasing Interests, which may, in fact,increase risk. Two or more Trading Advisors may compete with each other to acquire the same position, thereby increasing the costs incurred by each of them to take such position. It is also possible that two or more Trading Advisors, although trading independently, could experience draw-downs at the same time, thereby negating the potential benefit associated with exposure to more than one Trading Advisor and more than one program. The Registrant’s multi-advisor structure will not necessarily control the risk of speculative futures or forward trading. Multi-advisor funds may have significant volatility and risk despite being relatively diversified among trading advisors.

(38)     Deleveraging of the Financial Markets

One of the primary consequences of the market disruptions of 2008 and 2009 has been the forced deleveraging of numerous financial instruments, including private investment funds, in a process which is ongoing. Not only are substantial losses being incurred in the deleveraging process, but also the available opportunities in the markets in which Trading Advisors trade may be reduced on a long-term basis as a result.

(39)     Assets Held in Accounts At U.S. Banks May Not be Fully Insured

The assets of the Registrant that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The Federal Deposit Insurance Corporation (“FDIC”) insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Registrant, or the Member would be able to reclaim cash in the deposit accounts above $250,000.

(40)     Repurchase and Reverse Repurchase Agreements

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

Risks Related to the Managing Member and the Trading Advisors

(41)     Managing Member

The Managing Member has complete discretion in allocating the Registrant’s assets to Trading Advisors. The Registrant’s success depends on the Managing Member’s ability and the ability of its principals, specifically Messrs. Goodman and Shewer, to select Trading Advisors and allocate assets. If the Registrant lost the services of the Managing Member or both of their principals, it might have to be terminated by way of compulsory redemption of all issued and outstanding Interests in the Registrant.

In addition, the Managing Member and its principals and employees will devote such time as they deem necessary for the efficient investment activities of the Registrant. However, the Managing Member and its principals and employees will be involved,from time to time, with other investment management activities and will not devote all of their time specifically to the Registrant’s business.

(42)     Reliance on the Trading Advisors

To the exclusion of the Members and the Managing Member, each Trading Advisor is responsible for making all futures,forwards, and options trading decisions on behalf of the assets allocated to it by the Registrant. The Managing Member has no control over the specific trades the Trading Advisors may make, leverage used, risks or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the Managing Member. The Managing Member can provide no assurance that the trading programs employed by the Trading Advisors will be successful. Therefore, as an investor in the Registrant, Members will be relying almost exclusively on the judgment and ability of the Trading Advisors to invest the Registrant’s assets.

(43)     Limited Knowledge about Trading Advisors

Although the Managing Member will investigate, or causes the investigation of, the Trading Advisors with which the Registrant will invest, in general, due to the confidential and/or proprietary nature of most of the information, the Managing Member is relying on each Trading Advisor for the accuracy thereof. Accordingly, neither the Registrant nor the Managing Member can make any representation regarding the completeness, accuracy or adequacy of such information. Additionally, because of the proprietary nature of each Trading Advisor’s trading program, you generally will not be advised if adjustments are made to a trading program in order to accommodate additional assets under management or for any other reason.

(44)     Trading Advisors’ Businesses Dependent on Key Individuals

Trading decisions made by each Trading Advisor may be based on the judgment of one or a limited number of key individuals(each, a “Key Man”). If any Key Man were to die or become incapacitated or otherwise terminate his relationship with a Trading Advisor, such event could have a material adverse effect on the Registrant and its performance.

(45)     New Trading Advisors

The Managing Member may terminate, substitute or retain Trading Advisors on behalf of the Registrant in its sole discretion. The addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated and new Trading Advisors transition over, which may have an adverse effect on the Net Asset Value of the Registrant. The Managing Member will actively manage the Registrant’s investment portfolio, which may result in frequently changing either the composition of the portfolio or the allocation of the Registrant’s assets among the Trading Advisors comprising the Registrant’s investments. A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the Managing Member may elect to replace a Trading Advisor that has a “loss carryforward.” In that case, the Registrant would lose the “free ride” of any potential recoupment of the prior losses of such Trading Advisor. In addition, the new Trading Advisor would earn performance-based compensation on the first dollars of investment profits.

It is also possible that (i) the advisory agreement with any Trading Advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that Trading Advisor, (ii) if assets of the Registrant allocated to a particular Trading Advisor are reallocated to a new or different Trading Advisor, the new or different Trading Advisor will not manage the assets on terms as favorable to the Registrant as those negotiated with the previous Trading Advisor, (iii) the addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated or (iv) the services of a replacement trading advisor may not be available. There is severe competition for the services of qualified Trading Advisors, and the Managing Member may not be able to retain replacement or additional Trading Advisors on acceptable terms. The effect of the replacement of or the reallocation of assets away from a Trading Advisor therefore, could be significant.

(46)     Trading Advisor Restrictions

There are a number of Trading Advisors whose services are not generally available to the investing public. These Trading Advisors generally place stringent restrictions on the number of persons whose money they will manage. As a result, certain Trading Advisors to which the Managing Member would like to allocate Fund assets may limit, or not be able to accept any,allocation of Fund assets. This could adversely affect the Registrant’s investment strategy and, consequently, its returns.

Moreover, there may be times when the Registrant will allocate assets with respect to a particular Trading Advisor in a different manner than another fund or account managed by the Managing Member or its affiliates. For instance, to satisfy redemption requests, the Managing Member may withdraw Fund assets from one Trading Advisor while a fund operated by an affiliate of the Managing Member may be allocating additional assets to that same Trading Advisor. Consequently, the Registrant could incur losses or lose out on certain gains from which other affiliated funds or accounts may benefit.

In addition, Trading Advisors may have restrictions in their governing documents (e.g., articles of association or partnership agreements) that limit the Registrant’s ability to withdraw funds from or invest with the relevant Trading Advisor, other than at specified times such as the end of the year. The Managing Member’s ability to withdraw funds from or invest funds with a particular Trading Advisor with such restrictions will be limited and such restrictions will limit the Managing Member’s flexibility to reallocate such assets among Trading Advisors.

(47)     Fund Trading is Not Transparent

The trading decisions in respect of the Registrant are made by one or more Trading Advisors. While the Managing Member receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Members and the Registrant’s trading results are reported to the Members monthly. Accordingly, an investment in the Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. The Managing Member may (but is under no obligation to) provide estimated daily or weekly values to Members.

(48)     Incentive Fee Agreements with Trading Advisors

The Managing Member pays each Trading Advisor incentive fees based on the trading profits earned by it for the assets of the Registrant that such Trading Advisor manages, including unrealized appreciation on open positions. Accordingly, it is possible that the Managing Member will pay an incentive fee on trading profits that do not become realized. Also, because the Trading Advisors are compensated based on the trading profits earned, each of the Trading Advisors has a financial incentive to make investments that are riskier than might be made if the Registrant’s assets were managed by a Trading Advisor that did not receive performance-based compensation. Also, such incentive or performance based payments may be paid to Trading Advisors who show net profits, even though the Registrant, as a whole, incurs a net loss.

(49)     Possible Adverse Effects of Increasing the Assets Managed by the Trading Advisors

We believe that none of the Trading Advisors intend to limit the amount of additional equity that they may manage, and each will continue to seek major new accounts. However, the rates of returns achieved by a Trading Advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits. These limits are established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. Furthermore, if the Trading Advisors for the Registrant cannot manage any additional allocation from the Registrant, the Managing Member may add additional Trading Advisors for the Registrant who may have less experience or less favorable performance than the existing Trading Advisors.

(50)	Each Trading Advisor Advises Other Clients and may Achieve More Favorable Results for its Other Accounts

Each of the Trading Advisors currently manages other trading accounts, and each will remain free to manage additional accounts, including its own accounts, in the future. A Trading Advisor may vary the trading strategies applicable to the Registrant from those used for its other managed accounts, or its other managed accounts may impose a different cost structure than that of the Registrant. Consequently, the results any Trading Advisor achieves for the Registrant may not be similar to those achieved for other accounts managed by the Trading Advisor or its affiliates at the same time. Moreover, it is possible that those other accounts managed by the Trading Advisor or its affiliates may compete with the Registrant for the same or similar positions in the commodity interest markets and that those other accounts may make trades at better prices than the Registrant.

A Trading Advisor may also have a financial incentive to favor other accounts because the compensation received from those other accounts exceeds, or may in the future exceed, the compensation that it receives from managing the account of the Registrant. Because records with respect to other accounts are not accessible to Members, Members will not be able to determine if any Trading Advisor is favoring other accounts.

(51)     Risks of Investing in CTA Funds

The Registrant and CTA Choice, as independent legal entities, are subject to lawsuits or proceedings by government entities or private parties. Expenses or liabilities of the Registrant or CTA Fund arising from any such suit would be borne by the Registrant or such CTA Fund. The operating agreement of CTA Choice, the advisory agreements with the Trading Advisors, and the various service provider agreements provide for indemnification of ClariTy, the Trading Advisors, and the service providers out of the assets of the applicable CTA Fund. In the event that any indemnification is provided pursuant to any of these agreements, the assets of the relevant CTA Fund could be reduced or depleted and, consequently, investors in the CTA Fund (such as the Registrant) could be adversely affected. Although the Managing Member attempts to monitor the performance of each CTA Fund, the Registrant must ultimately rely on (a) the Trading Advisor to operate in accordance with the investment strategy or the guidelines laid out in the CTA Fund documents; and (b) the accuracy of the information provided to the Registrant by the CTA Fund. If the Trading Advisor to a CTA Fund does not operate in accordance with the investment strategy or guidelines specified for such CTA Fund, or if the information furnished by a CTA Fund is not accurate, the Registrant might sustain losses with respect to its investment with such CTA Fund despite the Managing Member’s attempts to monitor CTA Fund.

(52)     Multiple Series

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

(53)     No Control over CTA Funds

The Managing Member will have no control over the investments made by a CTA Fund and the investments they trade (including determining the creditworthiness of counterparties with which, and the exchanges on which, such CTA Fund trades) or the leverage utilized or the risks assumed by such CTA Fund. In addition, a CTA Fund may impose certain limitations on the Registrant’s ability to redeem its investment with such CTA Fund. This in turn may adversely affect the ability of the Registrant to pay redemptions, and may require the Registrant to temporarily suspend redemptions. Additionally, the Trading Advisor for each CTA Fund will make the commodity trading decisions for that CTA Fund. Therefore, the success of each CTA Fund largely depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any CTA Fund may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable CTA Fund may incur losses.

It may be difficult, if not impossible, for the Managing Member to protect the Trust from the risk of a Trading Advisor’s fraud, misrepresentation or material strategy alteration. In addition, the Managing Member will have no control over the counterparties with which a CTA Fund effects transactions.

(54)     Lack of Liquidity of CTA Fund Assets

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

Risks Related to the Registrant’s Structure

(55)     Limited Liquidity and Transferability of Interests

An investment in the Registrant involves limited liquidity and the Interests are not freely transferable. There is no secondary market for the Interests and none is expected to develop. While the Interests may be redeemed, there are restrictions, and fees may be assessed. For example, Interests may be redeemed only as of the each Valuation Day provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

Transfers of Interests are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, the Managing Member may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Registrant.

Members thus may not be able to liquidate their investment in the event of an emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan.

(56)     Limited Ability to Liquidate Investments in CTA Funds

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

(57)     Compulsory Redemption

The Managing Member, in its sole discretion, upon 48 hours’ prior written notice to a Member, may compel redemption of any or all of a Member’s Interests for any reason.

(58)     Determination of Net Profit and Loss

In order to determine net profits and losses, the investment positions and other assets held by the Registrant must be valued. In valuing the Registrant’s assets, the Administrator will receive input from third parties (including pricing services, data providers,and Brokers) and generally will rely on such information in determining valuations. The Managing Member will review all valuations and calculations with the Administrator in accordance with the Registrant’s valuation policies and procedures. Should these valuations prove to be incorrect, the Registrant may experience losses.

(59)     Adjustments

The Registrant will permit redemptions to be made and subscriptions to be accepted at times other than at the end of a Fiscal Year. At any such time, an interim closing effectively will occur on the basis of unaudited financial statements. Because there may be a greater risk of error when unaudited financial statements are used, Individual Members may be adversely affected by errors, if any,in such unaudited financial statements. The Managing Member is authorized to make an adjustment in the determination of net profit or net loss if the Managing Member, in good faith, considers such adjustment to be necessary and equitable to correct material errors in unaudited financial information. However, the Managing Member may not be aware of an error before a Member redeems its Interest, and there may be other limitations on the Managing Member’s ability to make any adjustment.

(60)     Reserve for Contingent Liabilities

Under certain circumstances, the Registrant may find it necessary to set up a reserve for contingent liabilities. If that occurs, this may be taken into account in the calculation of Net Asset Value, and the Registrant may withhold a certain portion of your redemption amount. Similar provisions may be contained in the governing instruments for Trading Advisors. This could occur, for example, (i) if some of the positions of the Registrant were illiquid, (ii) if there are any assets which cannot be properly valued on the redemption date, or (iii) if there is any pending transaction or claim by or against the Registrant or the Trading Advisor involving or which may affect your book capital account or your obligations.

(61)     Various Actual and Potential Conflicts of Interest May Be Detrimental to Members

The Registrant is subject to actual and potential conflicts of interests involving the Managing Member, the Trading Advisors and various brokers. The Managing Member, the Trading Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Registrant’s business, which also presents the potential for numerous conflicts of interest with the Registrant. As a result of these and other relationships, parties involved with the Registrant have a financial incentive to act in a manner other than in the best interests of the Registrant and its Members. The Managing Member has not established any formal procedure to resolve conflicts of interest. Consequently, Members will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably.

The Registrant may be subject to certain conflicts with respect to its clearing brokers, its futures brokers, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the clearing broker, the futures broker and executing brokers.

(62)     Substantial Redemptions

In the event that there are substantial redemptions from the Registrant, it may be more difficult for the Registrant to generate the same level of profits operating on a smaller capital base. Under such circumstances, in order to provide sufficient funds to pay redemptions, the Managing Member might be required to cause the Trading Advisors liquidate positions more rapidly than otherwise desirable. Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, which could result in additional losses.

(63)     Possibility of Termination of the Registrant Before Expiration of its Stated Term

The Managing Member may withdraw from the Registrant upon 120 days’ notice, which would cause the Registrant to terminate unless a substitute managing member was obtained. Other events, such as a long-term substantial loss suffered by the Registrant, could also cause the Registrant to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Member or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to the Registrant.

(64)     Need for Risk Controls and Compliance Procedures

Events during the past years, including bankruptcy and other adverse financial results of major financial institutions, have focused attention upon the necessity for firms to maintain adequate risk controls and compliance procedures. There is no assurance that the Registrant’s controls and procedures will be adequate. These events have also raised concerns as to the manner in which certain exchanges monitor trading activities and implement regulations to protect customer funds.

(65)     No Representation or Other Independent Experts

The Managing Member has consulted with counsel, accountants and other experts regarding the formation and operation of the Registrant and this offering. The Registrant’s legal counsel does not represent prospective Members in connection with this offering. Prospective Members are advised to consult their own independent counsel with respect to the legal and tax implications of an investment in Interests.

Regulatory and Other Risks

(66)     Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Registrant

Regulatory changes could adversely affect the Registrant by restricting its trading activities and/or increasing the costs or taxes to which the Members are subject. The Dodd-Frank Act, among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the over-the-counter derivatives market and certain foreign exchange transactions. The implementation of the Dodd-Frank Act could adversely affect the Registrant by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Registrant’s and the Managing Member’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the Managing Member, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the Managing Member’s time, attention and resources may be diverted from portfolio management activities.

Other potentially adverse regulatory initiatives could develop suddenly and without notice.

(67)      CFTC Registrations could be Terminated which could Adversely Affect the Registrant

If the Commodity Exchange Act registrations or NFA memberships of the Managing Member or the registered Trading Advisors were no longer effective, these entities would not be able to act for the Registrant, which could adversely affect the Registrant.

(68)     Possible Effects of Speculative Position Limits

The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short position which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The trading instructions of the Trading Advisors may have to be modified, and positions held by the Registrant may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Registrant by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps. These rules could have an adverse effect on the Trading Advisors trading for the Registrant.

(69)     Compliance with ERISA Restrictions

The Managing Member intends to use reasonable efforts to cause employee benefit plans subject to ERISA and/or plans subject to Section 4975 of the Code and other “benefit plan investors”, as defined in the Plan Asset Regulation and modified by the Pension Protection Act of 2006, to hold in the aggregate less than 25% of the Interests in the Registrant and of each other class of equity interests in the Registrant. The Managing Member shall use reasonable efforts to restrict transfers or purchases of any equity interest in the Registrant so that ownership of each class of equity interests in the Registrant by benefit plan investors will remain below the 25% threshold contained in the Plan Asset Regulation. In this event, although there can be no assurance that such will be the case,the assets of the Registrant should not constitute “plan assets” for purposes of ERISA and Section 4975 of the Code.

If the assets of the Registrant were to become plan assets subject to ERISA and Section 4975 of the Code, certain investments made or to be made by the Registrant in the normal course of its operations might result in non-exempt prohibited transactions and might have to be rescinded. If at any time the Managing Member determines that assets of the Registrant may be deemed to be plan assets subject to ERISA and Section 4975 of the Code, the Managing Member may take certain actions it may determine to be necessary or appropriate, including requiring one or more Members to redeem or otherwise dispose of all or part of their Interest in the Registrant or terminating and liquidating the Registrant.

(70)     U.S. Regulation

The offering of Interests has not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or the laws of any applicable jurisdiction. The Registrant is not required to register, and is not registered, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, Members will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company). The Managing Member is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, as amended.

Tax Risks

(71)     Members Taxed Currently

If the Registrant has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Registrant. The Managing Member presently does not intend to make any distributions from the Registrant. Accordingly, it is anticipated that U.S. federal income taxes on your allocable share of the Registrant’s profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Interests or other sources. In addition, the Registrant may have capital losses from trading activities that cannot be deducted against the Registrant’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Registrant generates a net loss.

(72)     Limitation on Deductibility of “Investment Advisory Expenses”

Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Registrant expenses are investment advisory expenses. Prospective Members should discuss with their tax advisors the tax consequences of an investment in the Registrant.

(73)     Possibility of a Tax Audit of Both the Registrant and the Members

The tax returns of the Registrant may be audited by the IRS. If such an audit results in an adjustment, Members could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

(74)     Short-Term Capital Gain

Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 35%.

(75)     Tax Laws Are Subject to Change at Any Time

Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect. Prospective Members are urged to discuss scheduled and potential tax law changes with their tax advisors.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INVOLVED IN THE OFFERING.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.       PROPERTIES

The Registrant does not own or lease any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of the Managing Member, located at 900 King Street, Suite 100, Rye Brook, New York 10573.

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

ITEM 4.       MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

There is no secondary trading market for the Interests, and none is likely to develop. Interests may be redeemed or transferred subject to the conditions imposed by the LLC Operating Agreement.

(b)	Holders

As of March 1, 2014, there were 850 holders of record, which include 0 Managing Member interests.

(c)	Dividends

The Managing Member has sole discretion in determining what distributions, if any, the Registrant will make to Members. The Registrant has never declared a dividend and does not intend to do so in the future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

(e)	Performance Graph

Not applicable.

(f)	Issuer Purchases of Equity Securities

The Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2013 through December 31, 2013.

(g)	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to December 31, 2013, the Registrant sold Interests which resulted in aggregate proceeds to the Registrant of $63,781,978.

Through December 31, 2013, Members acquired Interests through a private placement as follows:

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

In addition, as of September 30, 2009, the Registrant served as an aggregate trading vehicle for the following funds: Diversified Futures Trust I; Futures Strategic Trust; World Monitor Trust II – Series D; and World Monitor Trust II – Series F (collectively, the “Feeder Funds”). Each Feeder Fund allocated 100% of its assets to the Registrant. Effective close of business on December 31, 2009, the Managing Member (which also serves as the managing owner of each of the Feeder Funds) (i) terminated each Feeder Fund, (ii) mandatorily redeemed each investor’s units in the Feeder Funds, and (iii) made an in-kind distribution to each Feeder Fund investor of such investor’s pro rata interest in the Registrant. As a result of these transactions, the Registrant distributed $23,047,803 of Interests to investors in the Feeder Funds, and such Feeder Fund investors became direct Members of the Registrant as of close of business on December 31, 2009. Effective October 1, 2010, World Monitor Trust II – Series E contributed all of its assets to the Registrant in the amount of $12,170,845. Effective December 1, 2010, Kenmar Global Trust contributed all of its assets to the Registrant in the amount of $4,263,596.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 46 included in the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2013	2012	2011	2010	2009

Total revenues (including interest)	$(820,194)	$(990,212)	$(547,071)	$4,899,773	$(1,521,133)
Net income (loss)	$(2,070,837)	$(2,802,608)	$(3,856,719)	$2,378,492	$(2,411,477)
Total assets	$13,235,773	$19,129,460	$26,983,834	$38,373,750	$23,829,340

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Member has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

The Registrant records all investments at fair value in its financial statements, with changes in fair value reported on the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant's assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant's proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant’s statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investments in the funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2013, $8,376,757 or 74.36% of the Registrant’s investments were classified as Level 1 and $2,888,202 or 25.64% as Level 2. Of the Registrant’s investments at December 31, 2012, $12,162,691 or 76.32% of the Registrant’s investments were classified as Level 1 and $3,773,030 or 23.68% as Level 2. There are no Level 3 investments at December 31, 2013 or 2012, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the Certain Investment Fund’s income.

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (“ASU 2013-08”), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The Registrant is currently evaluating the impact ASU 2013-08 will have; however, no material impact on the Registrant’s financial statements is anticipated.

Liquidity and Capital Resources

The Registrant commenced operations on January 1, 2007. Contributions were raised and redemptions paid through new Members’ investments in and redemptions out of the aggregate trading vehicle through December 31, 2009. Beginning January 1, 2010, Individual Members may redeem from the directly from the Registrant on a monthly basis.

Subscriptions and Redemptions

Year Ended December 31, 2013

Subscriptions of interests for the year ended December 31, 2013 were $0. Redemptions of interests for the year ended December 31, 2013 were $3,626,404.

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

Commodity contracts exposed to indirectly through the Registrant’s investment in CTA Choice may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits”. During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure, through its investment in CTA Choice, to commodity futures positions.

Since the Registrant’s business is to trade futures, forward and options contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of the Members’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2013 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

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

Market Overview

Following is a market overview for the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, 2013

As 2013 fades into the sunset and 2014 dawns on the horizon, several of 2013’s persistent macroeconomic and geopolitical issues have been resolved. Still, many others have yet to be decided, and there is little consensus what 2014 will bring.

Developed market equities dominated the investment landscape in 2013. Accommodative monetary policy by U.S., European and Japanese central banks, signs of improving global growth, and a revival in consumer sentiment provided the backdrop for strength in equities.

There were periodic disruptions in the equity market rallies, mostly caused by the events in the U.S., such as the U.S. Federal Reserve Bank (the “Federal Reserve”) floating a taper test balloon in the second quarter and the shutdown of the U.S. government at the beginning of the fourth quarter, however, equity market volatility, as measured by the VIX, remained contained in a tight range for most of the year.

Equities finished the year on a strong note after the Federal Reserve fired its first tapering bullet in December with the announcement of a $10B cut in the monthly bond purchase program due to an improved job market outlook. The U.S. jobless rate had fallen to 7% in November, a five-year low, as employers added a greater-than-forecast 203,000 workers to payrolls. In addition to the reduction in bond purchases, the taper statement provided forward guidance with respect to the level of interest rates, and decoupled the target for raising rates from the 6.5% unemployment rate.

The European debt crisis took a back seat in 2013, as the eurozone emerged from recession early in the year. Growth is still anemic and the crisis may not be completely resolved, but the euro was one of the globe’s strongest currencies in 2013.

After years of dormancy, Japan awoke in 2013. Abenomics had a significant impact on the Japanese yen and on the Nikkei in 2013, however, as the year came to an end, its impact on Japanese GDP and inflation has yet to be fully clarified.

Emerging market growth has been slowing for several years. This slowdown in emerging markets was a drag on the global economy in 2013, with commodities bearing the brunt of the slowdown. China, the dominant emerging market player, saw first half 2013 GDP of 7.6% and Q3 2013 GDP of 7.8% year-over-year. Though in line with government targets, overall Chinese growth has been trending lower.

Currencies: Owing to the aggressive fiscal and monetary policies of the Japanese government and the Bank of Japan, the Japanese yen depreciated 21% versus the U.S. dollar in 2013, closing the year at 105.31 versus 86.75 in 2012. It suffered a similar fate versus the euro. The U.S. dollar also appreciated versus many of the commodity currencies, including the Australian dollar, the Canadian dollar, the Norwegian krone and the South African rand. However, the euro, the British pound and the Swiss franc outperformed the U.S. dollar in 2013.

Energies: The energy complex increased, or decreased only modestly, in 2013. Despite a reasonable amount of intra-year volatility, natural gas rose 26% to end the year at 4.23. WTI Crude rose a much more modest 7% in 2013, with most of the gains coming towards the end of the year on signs of U.S. economic strength. Brent crude closed the year down less than 30bp.

Indices: With interest rates in developed markets remaining low, developed market stocks rallied strongly in 2013. In the U.S., the DJIA was up 26.5% to close at a record 16,576.66 and the S&P 500 rallied 29.6% to close at a record 1848.36. Only the Nikkei had a stronger year, gaining 56.72%. In Europe, the Eurostoxx Index rose 17.95%, the U.K.’s FTSE 100 rose 14.43% and Germany’s DAX rose 25.48%. The BRIC emerging market countries had less success, with Brazil falling -15.5%, Russia falling -5.52%, India increasing 8.98% and China falling -6.75%.

Metals: After 12 years of gains, gold fell almost 30% to end the year at 1201.64. With inflation at bay and global economic recovery afoot, investors exited safe havens in favor of higher returns in equities. Silver too plunged in 2013, falling almost 36% to 19.47 at year-end. With copper stocks high, due in large part to lower demand from emerging markets such as China, copper fell just over 7% in 2013.

Agriculturals: In 2013, favorable weather conditions led to stronger than expected crop yields across the major grain-growing regions of the world. As a result, corn and wheat prices fell approximately 40% and 22% respectively in 2013. Similarly favorable weather conditions in sugar-growing regions led to an abundant sugar harvest and a fall in sugar prices of almost 16%. Growing demand from emerging markets, and poor weather conditions in major cocoa producing regions of the world, pushed cocoa prices up over 20%.

Year Ended December 31, 2012

Like 2011, the year 2012 was a tumultuous year for the economy and the financial markets, with major policy decisions in Europe and in the U.S. determining the course of the markets. The major difference between 2011 and 2012 was that the policymakers finally managed to quell the fear of tail risks and, consequently, the year turned out to be a robust one for risk assets. By far the single most consequential event during the year was European Central Bank (“ECB”) chief Draghi’s commitment to do “whatever it takes” which put a lid on sovereign risks in the Eurozone. Together with the long-term refinance operations (“LTRO”), Draghi’s commitment drastically lowered systemic risk and paved the way for both the euro’s resurgence and the global rally in risk assets. Following on the heels of the ECB’s move, it was the Federal Reserve’s turn to deliver. And the Federal Reserve delivered much more than the markets expected. The much anticipated QE3 turned out to be QE unlimited. In contrast to the previous rounds of QE, which were limited in scope and size, the current round of QE is indefinite and predicated on the economy reaching unemployment targets. Not to be left behind, the newly elected Japanese government also jumped onto the bandwagon by promising higher inflation targets and fiscal stimulus. With the Chinese government easing credit policy, and a slew of central banks cutting rates, all in all, policymakers around the world turned on the stimulus spigots. Not surprisingly, risk assets soared. As if there were not enough interesting events, the year also witnessed one of the worst and costliest U.S. droughts.

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

The longest secular trend—the decline in U.S. interest rates—continued in 2012. Despite the ebbing of global risk aversion, U.S. Treasuries ended the year with another gain, albeit a modest one. At one point in the year, Treasuries yields hit new record lows, before backing up in the second half as euro crisis fears faded. Yields fell across the curve. The yield on the 10-year note fell below 1.40% in July before ending the year 1.78%, an 11 basis points drop from the year earlier. The 10-year returned 2.75% for year and the 30-year, 1.30%. Two-year and five-year notes posted returns of 0.28% and 1.29%, respectively. The Federal Reserve kept rates unchanged, announced a new open-ended QE program, and made a qualified commitment to keep rates low until 2015. The ECB cut rates to 75 basis points, a new low. Across the world, central banks were either easing, or moving toward easing, as economic conditions weakened.

Currencies: The Dollar Index started off weak in 2012, rallied strongly by mid-year, but lost ground in the second half as the European crisis ebbed. The Dollar Index ended the year up with a slight decline of 0.5%. The euro posted a gain of 1.64%, while the British pound strengthened 4.67%. However, the big story of the year was the Japanese yen, which plunged 12.55% against the greenback. Aggressive pro-inflation rhetoric by the new government, the threat to curb central bank independence, the growing public debt, and the worsening trade balance all added to the yen’s decline. The Australian dollar ended the year with a gain of 1.39% against the greenback, while the Canadian dollar registered a 2.1% rise.

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

Year Ended December 31, 2011

2011 was a tumultuous year for the economy and the financial markets. While it began on an optimistic note, by mid-year global economic conditions had started to show rapid deceleration. More importantly, the sovereign debt crisis in Europe took a turn for the worse and more euro area countries and banks came under siege from the financial markets. Meanwhile, U.S. policymakers wrangled over increasing the debt ceiling and the resulting brinkmanship took its toll on business and consumer confidence. While the U.S. debt ceiling was raised, the European drama continued until late in the year. Amid escalating crisis, European policymakers took a number of steps that failed to address market concerns. Ultimately, the ECB decided to offer banks 3-year refinancing under its LTRO and vastly broadened the list of eligible collateral. The ECB’s provision of unlimited lending calmed the markets and averted a 2008-style meltdown. Nonetheless, the European economy appeared to be headed for a recession. In contrast, the U.S. economy ended the final months of the year on a strong note amid growing optimism that the US would be able to withstand the problems emanating from Europe. The Federal Reserve did not embark on another round of quantitative easing, but undertook the so-called “operation twist,” whereby it bought longer-term Treasury securities and sold shorter-term paper. The ECB actually raised rates twice in the first half but was forced to reverse course in the second half. Moreover, there was a massive expansion in the ECB’s balance sheet following the LTRO. The Bank of England held rates steady but increased its asset purchase program.

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

U.S. Treasuries were among the best performing asset classes in 2011, ending the year with the best gain since 2008. Yields fell across the curve, with rates along the curve up to 10 years falling to modern day record lows. The yield on the 10-year note fell below 2% and briefly touched below 1.7%, as the European crisis triggered a flight-to-safety and briefly threatened to sully even the safe-haven status of German bunds. The 10-year returned 16.1% for year and the 30-year, 34.5%. Two-year and five-year notes posted returns of 1.2% and 7.4%, respectively. The Federal Reserve kept rates unchanged throughout the year and also made a qualified commitment to keep rates low until mid-2013. As in 2008, the ECB raised rates, only to be forced to reverse course in short order. Across the developed world, central banks were either easing or moving toward easing as economic conditions weakened.

Currencies: The Dollar Index started off weak in 2011 but rallied strongly in the second half as the European crisis intensified. The U.S. economic outperformance also boosted the dollar. The Dollar Index ended the year up 0.8%. The greenback posted against most major currencies, the yen being the notable exception. The U.S. dollar gained 3.1% against the euro, and rose 0.4% versus the British pound but declined 5.1% against the Japanese yen. The Australian dollar ended the year flat against the greenback while the Canadian dollar registered a 2.2% decline.

Energies: Crude oil had a see-saw year, rallying to end the year up 2.5%. U.S. and OECD demand fell but emerging market demand continued to grow. Tensions in the Middle-East—Arab Spring earlier in the year and Iran tensions later in the year—helped keep fears of supply disruption at elevated levels. Reformulated gasoline outperformed crude, rising 9.3%, as strong exports helped offset falling domestic US demand. Heating oil posted a solid gain of approximately 4.2%. Natural gas declined for the fourth consecutive year, falling 19.5%.

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

Sector Performance

Due to the nature of the Registrant’s direct and indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which the Registrant’s assets were allocated for the years ended December 31, 2013, 2012 and 2011, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s direct and indirect trading results for the major sectors in which the Registrant traded for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31, 2013

As of December 31, 2013, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	30.47%
Energies	2.40%
Grains	10.83%
Indices	27.27%
Interest Rates	18.82%
Meats	0.13%
Metals	8.47%
Tropicals	1.61%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the year ended December 31, 2013 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the Japanese yen. The majority of its losses were incurred in the Swiss franc and Canadian dollar.

Energies: (-) The Registrant experienced no gains. The majority of its losses were incurred in crude oil and natural gas.

Grains: (+) The Registrant experienced a majority of its gains in wheat. The majority of its losses were incurred in soybeans.

Indices: (+) The Registrant experienced a majority of its gains in U.S. and Pacific Rim stock indices. No losses were incurred as a result of stock indices.

Interest Rates: (-) The Registrant experienced no gains. The majority of its losses were incurred in European and U.S. rates.

Meats: (+) The Registrant experienced gains in cattle. No losses were incurred as a result of meats.

Metals: (+) The Registrant experienced a majority of its gains in gold and silver. The majority of its losses were incurred in aluminum and copper.

Softs: (+) The Registrant experienced a majority of its gains in coffee and sugar. The majority of its losses were incurred in cocoa.

Year Ended December 31, 2012

As of December 31, 2012, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	20.45%
Energies	3.29%
Grains	9.58%
Indices	25.20%
Interest Rates	33.09%
Meats	0.21%
Metals	5.26%
Tropicals	2.92%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the year ended December 31, 2012 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the euro. The majority of its losses were incurred in the British pound and the Swiss franc.

Energies: (-) The Registrant experienced a majority of its gains in gasoline. The majority of its losses were incurred in gas oil and heating oil.

Grains: (-) The Registrant experienced a majority of its gains in soybean meal. The majority of its losses were incurred in bean oil and corn.

Indices: (+) The Registrant experienced a majority of its gains in European and U.S. stock indices. The majority of its losses were incurred in Pacific Rim indices.

Interest Rates: (+) The Registrant experienced a majority of its gains in European and Pacific Rim rates. The majority of its losses were incurred in Canadian rates.

Meats: (-) The Registrant experienced a majority of its gains in feeder cattle. The majority of its losses were incurred in live cattle and live hogs.

Metals: (-) The Registrant experienced no gains. The majority of its losses were incurred in copper, silver, and gold.

Softs: (-) The Registrant experienced a majority of its gains in coffee. The majority of its losses were incurred in sugar and cocoa.

Year Ended December 31, 2011

As of December 31, 2011, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	29.10%
Energies	9.22%
Grains	3.60%
Indices	7.53%
Interest Rates	27.06%
Meats	0.48%
Metals	20.85%
Tropicals	2.16%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for year ended December 31, 2011 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the euro. The majority of its losses were incurred in the Aussie dollar, Canadian dollar, and British pound.

Energies: (-) The Registrant experienced a majority of its gains in natural gas. The majority of its losses were incurred in crude oil, heating oil, and brent crude.

Grains: (-) The Registrant experienced gains in cotton. The majority of its losses were incurred in corn, soybeans, and bean oil.

Indices: (-) The Registrant experienced gains in the Dow Jones Industrial Average, Nasdaq, and Tokyo Stock Index. The majority of its losses were incurred in the S&P 500 Mini, Hang Seng, Nikkei, and Russell 2000 Mini.

Interest Rates: (+) The Registrant experienced a majority of its gains in the U.S. 5-year treasury note, German 2-year bond, and Aussie 10-year bond. The majority of its losses were incurred in the Eurodollar and short sterling.

Meats: (-) The Registrant experienced losses in live hogs and cattle.

Metals: (-) The Registrant experienced gains in aluminum. Losses were realized in gold, high grade copper, and lead.

Softs: (+) The Registrant experienced gains in cocoa and sugar. The majority of its losses were incurred in coffee.

Results of Operations

Year Ended December 31, 2013

The Net Asset Value of the Registrant as of December 31, 2013 was $12,923,230, a decrease of $5,697,241 from the December 31, 2012 Net Asset Value of $18,620,471, primarily due to negative trading performance and Member redemptions during the year.

The Registrant’s performance for the year ended December 31, 2013 was (11.94)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the year ended December 31, 2013 was approximately $(131,000).

The Registrant’s total loss from its investment in Affiliated Investment Funds for the year ended December 31, 2013 was approximately $(810,000).

Dividend income for the year ended December 31, 2013 was approximately $121,000, a decrease of approximately $96,000 as compared to the year ended December 31, 2012. For a further discussion of these investments, See Note 2 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2013 were approximately $36,000, a decrease of approximately $59,000 as compared to the year ended December 31, 2012, primarily due to the decrease in Net Asset Value discussed above.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2013 were approximately $283,000, a decrease of approximately $115,000 as compared to the year ended December 31, 2012, primarily due to the decrease in Net Asset Value discussed above.

Management fees to the Managing Member for the year ended December 31, 2013 were approximately $438,000, a decrease of approximately $151,000 as compared to the year ended December 31, 2012, primarily due to the decrease in Net Asset Value discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2013, were approximately $51,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2013 was approximately $41,000, a decrease of approximately $16,000 as compared to the year ended December 31, 2012, primarily due to the decrease in Net Asset Value discussed above.

Service fees for the year ended December 31, 2013 were approximately $539,000, a decrease of approximately $240,000 as compared to the year ended December 31, 2012, primarily due to the decrease in Net Asset Value discussed above. For a further discussion of this fee, see Note 6 of the of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

Managing Member interest earned on investment funds for the year ended December 31, 2013 was approximately $28,000, a decrease of approximately $86,000 as compared to the year ended December 31, 2012. For a further discussion of this fee, see Note 4 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2013 were approximately $337,000.

Year Ended December 31, 2012

The Net Asset Value of the Registrant as of December 31, 2012 was $18,620,471, a decrease of $7,368,756 from the December 31, 2011 Net Asset Value of $25,989,227, primarily due to the effect of Member redemptions and negative trading performance in 2012.

The Registrant’s performance for the year ended December 31, 2012 was (12.08)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gains on investments before commissions and related fees for the year ended December 31, 2012 were approximately $67,000.

The Registrant’s total losses from its investment in Affiliated Investment Funds for the year ended December 31, 2012 were approximately $(1,276,000).

Dividend income for the year ended December 31, 2012 was approximately $217,000, a decrease of approximately $106,000 as compared to the year ended December 31, 2011. For a further discussion of these investments, See Note 2 of the Registrant’s 2012 Annual Report.

Brokerage commissions and other transaction fees,which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $95,000, a decrease of approximately $95,000 as compared to the year ended December 31, 2011,primarily due to the decrease in Net Asset Value discussed above.

Management fees to the Trading Advisors, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $398,000, a decrease of approximately $159,000 as compared to the year ended December 31, 2011, primarily due to the decrease in Net Asset Value discussed above.

Management fees to the Managing Member for the year ended December 31, 2012 were approximately $589,000, a decrease of approximately $247,000 as compared to the year ended December 31, 2011,primarily due to the decrease in Net Asset Value discussed above.

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

An administrative services fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $57,000, a decrease of approximately $24,000 as compared to the year ended December 31, 2011, primarily due to the decrease in Net Asset Value discussed above. For a further discussion of this fee, see Note 4 of the Registrant’s 2012 Annual Report.

Service fees for the year ended December 31, 2012 were approximately $779,000, a decrease of approximately $323,000 as compared to the year ended December 31, 2011, primarily due to the decrease in Net Asset Value discussed above. For a further discussion of this fee, see Note 6 of the of the Registrant’s 2012 Annual Report.

Managing Member interest earned on investment funds for the year ended December 31, 2012 was approximately $114,000, an increase of approximately $27,000 as compared to the year ended December 31, 2011. For a further discussion of this fee, see Note 4 of the Registrant’s 2012 Annual Report.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2012 were approximately $331,000.

Year Ended December 31, 2011

The Net Asset Value of the Registrant as of December 31, 2011 was $25,989,227, a decrease of $7,267,844 from the December 31, 2010 Net Asset Value of $33,257,071, primarily due to the effect of Member redemptions and negative trading performance in 2011.

The Registrant’s performance for the year ended December 31, 2011 was (11.90)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s trading losses before commissions and related fees for the year ended December 31, 2011 were approximately $(874,000).

Dividend income for the year ended December 31, 2011 was approximately $323,000, an increase of approximately $202,000 as compared to the year ended December 31, 2010, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds in late 2010. For a further discussion of these investments, See Note 2 of the Registrant’s 2011 Annual Report.

Commissions and other transaction fees for the year ended December 31, 2011 were approximately $190,000, an increase of approximately $98,000 as compared to the year ended December 31, 2010 primarily due to increased trading volumes.

Management fees to the Trading Advisors for the year ended December 31, 2011 were approximately $557,000, an increase of approximately $7,000 as compared to the year ended December 31, 2010, primarily due to a change in structure of the Registrant during 2010.

Management fees to the Managing Member for the year ended December 31, 2011 were approximately $836,000 a decrease of approximately $662,000 as compared to the year ended December 31, 2010 primarily due to the change in fee structure discussed in Note 6 of the of the Registrant’s 2011 Annual Report.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees for the year ended December 31, 2011 were approximately $60,000.

ClariTy administrative services fees for the year ended December 31, 2011 were approximately $81,000, an increase of approximately $81,000 as compared to the year ended December 31, 2010, as the Registrant started paying a fee to ClariTy in January 2011. For a further discussion of this fee, see Note 4 of the Registrant’s 2011 Annual Report.

Service fees for the year ended December 31, 2011 were approximately $1,101,000, an increase of approximately $1,101,000 as compared to the year ended December 31, 2010, primarily due to the change in fee structure discussed in Note 6 of the of the Registrant’s 2011 Annual Report.

Managing Member interest earned on investment funds for the year ended December 31, 2011 was approximately $87,000, an increase of approximately $87,000 as compared to the year ended December 31, 2010, as the Managing Member started earning interest on the return of the investment of non-margin assets in January 2011. For a further discussion of this fee, see Note 4 of the Registrant’s 2011 Annual Report.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2011 were approximately $394,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through December 31, 2013.

Off-Balance Sheet Arrangements and Contractual Obligations

The Registrant does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Members.

The Registrant’s contractual obligations are with the Managing Member, the Trading Advisors and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisors through the CTA Funds and,as of January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of the Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisors through the CTA Funds are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s statements of financial condition, therefore, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 to the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Member and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks any one of which could cause the actual results of the Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Members must be prepared to lose all or substantially all of their investment in the Registrant.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Member and the Trading Advisors, through the CTA Funds, severally, attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisors attempt to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Trading Advisors have an oversight committee responsible for evaluating and overseeing the Trading Advisors’ trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

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

The financial statements are incorporated by reference to pages 51 through 91 of the Registrant’s 2013 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013:

Total revenues (losses) (including interest)	$484,199	$(808,672)	$(1,176,290)	$680,569

Total revenues (losses) (including interest) less commissions and other transaction fees	$484,199	$(808,672)	$(1,176,290)	$680,569

Net gain (loss)	$126,533	$(1,164,415)	$(1,463,925)	$430,970

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012:

Total revenues (losses) (including interest)	$136,968	$(763,666)	$216,595	$(580,109)

Total revenues (losses) (including interest) less commissions and other transaction fees	$136,968	$(763,666)	$216,595	$(580,109)

Net (loss)	$(335,893)	$(1,261,990)	$(240,071)	$(964,654)

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Registrant has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2013. Based upon such evaluation, the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2013, the Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Registrant’s management, including the Managing Member’s Co-Chief Executive Officers and Director of Fund Administration, the Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework in “Internal Control – Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued in 1992 by COSO, the Managing Member concluded that the Registrant’s internal controls over financial reporting were effective as of December 31, 2013.

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

Attestation Report of the Registered Public Accounting Firm

The Registrant’s 2013 Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in the Registrant’s 2013 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant had no directors or executive officers. The Registrant is managed by the Managing Member. The directors and executive officers of the Managing Member are as follows:

Kenneth A. Shewer has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Member since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Member since February 1984. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Kenmar Global Investment Management,L.P. (formerly Kenmar Global Investment Management LLC, “KGIM”), an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Signature Advisors Group LLC, an investment management firm, since its inception in October 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer is an advisory board member of Kenmar Securities, L.P. (formerly Kenmar Securities Inc., “KSEC”), a broker-dealer, and has been listed as a principal since May 3, 2004. Mr. Shewer is Co-Chairman of the Managing Member’s Investment Committee.

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

Peter J. Fell has been Senior Vice President, Director of Due Diligence since joining the Managing Member in September 2004. He has been listed as a principal of the Managing Member since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. In his capacity of Director of Due Diligence of the Managing Member, KGIM and ClariTy, he is responsible for identification and initial and ongoing due diligence of underlying trading advisors, including the Trading Advisors. Mr. Fell is a member of the Managing Member’s Investment Committee.

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

David K. Spohr has been Chief Compliance Officer of the Managing Member since October 2013, Senior Vice President and Director of Fund Administration of the Managing Member since November 2006, Vice President and Director of Fund Administration of the Managing Member from March 2005 to October 2006, and has been listed as a principal of the Managing Member since May 7, 2007 and registered as an associated person of the Managing Member since December 21, 2010. He has been Chief Compliance Officer of KGIM LP since October 2013. He has been Senior Vice President and Director of Fund Administration of KGIM LLC, an investment management firm, since November 2006, Vice President and Director of Fund Administration of KGIM LLC from March 2005 through October 2006, and has been listed as a principal since May 7, 2007. He has been Chief Compliance Officer of ClariTy since October 2013, Senior Vice President and Director of Fund Administration of ClariTy since its inception in May 2009, and has been listed as a principal since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities.

From June 2002 to March 2005, Mr. Spohr was a Vice President at Safra Group, a firm engaged in banking, brokerage and asset management activities, where he was responsible for the Alternative Investment accounting and operations, valuation oversight and tax reporting.

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

Mr. Van Eek received a degree in Business Administration and Engineering from Technische Universitat in Germany in 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Member’s directors and officers and any persons holding more than ten percent of the Registrant’s interests (“Ten Percent Owners”) are required to report their initial ownership of interests and any subsequent changes in that ownership to the SEC on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of the Registrant’s interests. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the Managing Member’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Code of Professional Conduct

The Managing Member has adopted a Code of Professional Conduct for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Kenmar Preferred Investments, L.P. serves as Managing Member of the Registrant. The Board of Directors of the Managing Member has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Member’s Director of Fund Administration (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant. Mr. Spohr is not a member of the Managing Member’s Board of Directors and he is not independent of management.

ITEM 11.	EXECUTIVE COMPENSATION

The Registrant does not itself have any officers, directors or employees. Effective January 1, 2010, the Registrant pays management fees to the Managing Member. The managing officers of the Managing Member are remunerated by the Managing Member in their respective positions.

The managing officers receive no “other compensation” from the Registrant. There are no compensation plans or arrangements relating to a change in control of either the Registrant or the Managing Member.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2014, the Managing Member owns no interest in the Registrant.

As of March 1, 2014, no Member beneficially owned more than five percent (5%) of the outstanding interests issued by the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant has and will continue to have certain relationships with the Managing Member and its affiliates.

Kenmar Preferred Investments, L.P. serves as the Registrant’s Managing Member. Beginning January 1, 2010, the Registrant will pay to the Managing Member in advance a monthly management fee equal to 1/12 of 6% (6% per annum) of the Net Asset Value of the Registrant as of the beginning of each month.

From January 1, 2011 to December 31, 2011, the Registrant paid a monthly administrative services fee in the amount of 1/12 of 0.25% of the Registrant’s beginning net asset value directly to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Registrant pays this fee indirectly to ClariTy through its investments in Affiliated Investment Funds based on their respective beginning of month Allocated Assets.

The Registrant reimburses the Managing Member on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Member’s personnel for and on behalf of the Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2013, 2012 and 2011, the Registrant reimbursed the Managing Member $483,070, $813,821, and $1,109,737, respectively, for all related party services provided by the Managing Member’s personnel on behalf of the Registrant.

Director Independence

David K. Spohr is the Managing Member’s Director of Fund Administration (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant. Mr. Spohr is not a member of the Managing Member’s Board of Directors and he is not independent of management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and All Other Fees

The Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”). We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $97,000 and $101,000 for 2013 and 2012, respectively, including fees associated with the review of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to the Registrant by EisnerAmper totaled $0 and $0 for 2013 and 2012, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $15,000 and $12,000 for 2013 and 2012, respectively.

(d) All Other Fees

The other fees billed to the Registrant by EisnerAmper for 2013 and 2012 totaled $0.

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

PART IV

			Annual Report
			Page Number

ITEM 15.		EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to the Registrant’s 2013 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	50

		Financial Statements:

		Statements of Financial Condition – December 31, 2013 and 2012	51

		Condensed Schedules of Investments – December 31, 2013 and 2012	52

		Statements of Operations – For the years ended December 31, 2013, 2012 and 2011	53

		Statements of Changes in Members’ Capital (Net Asset Value) – For the years ended December 31, 2013, 2012 and 2011	54

		Notes to Financial Statements	55-67

		Supplementary Information:

		Supplementary Schedule of Members’ Capital Accounts – December 31, 2013 and 2012	68-91

	2.	Financial Statements Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

Exhibit
Number	Description of Document

3.1	Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2	Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3	Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1	Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2	Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC(incorporated by reference from Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3	Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of the Registrant’s Registration Statement on Form 10,File No. 000-53816, filed with the Commission on November 2, 2009)

10.4	FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC)(incorporated by reference from Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5	ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC(f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6	Amendment to ISDA Master Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC)(incorporated by reference from Exhibit 10.7 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7	Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8	Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC)(incorporated by reference from Exhibit 10.9 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and KMP Futures Fund I LLC (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-Q for the period ended June 30, 2011)

10.10	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, KMP Futures Fund I LLC and Kenmar Preferred Investments Corp. (incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-Q for the period ended June 30, 2011)

14.1	Kenmar Preferred Investments, L.P. Code of Professional Conduct (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of January 2014 (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

KMP FUTURES FUND I LLC

ANNUAL REPORT

December 31, 2013

KMP FUTURES FUND I LLC

______________________

TABLE OF CONTENTS

 ______________________

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of KMP Futures Fund I LLC (the "Company") as of December 31, 2013 and 2012, and the related statements of operations and changes in members' capital (net asset value) for each of the years in the three-year period ended December 31, 2013. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC at December 31, 2013 and 2012, and the results of its operations for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedule of members' capital accounts at December 31, 2013 and 2012 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ EisnerAmper LLP

New York, New York

March 18, 2014

KMP FUTURES FUND I LLC

STATEMENTS OF FINANCIAL CONDITION

December 31, 2013 and 2012

 _______________

	2013	2012
ASSETS
Cash and cash equivalents (see Note 2)	$1,878,500	$3,193,739
Receivable from Managing Member	92,314	0
Investment in securities, at fair value (cost $8,449,085 and $12,122,939 at December 31, 2013 and 2012, respectively)	8,376,757	12,162,691
Investment in Affiliated Investment Funds, at fair value (cost $2,631,160 and $3,404,181 at December 31, 2013 and 2012, respectively) (see Note 7)	2,888,202	3,773,030
Total assets	$13,235,773	$19,129,460

LIABILITIES
Management fees payable to Managing Member	$14,326	$20,356
Interest payable to Managing Member	0	2,179
Accrued expenses payable	109,022	101,232
Service fees payable	35,303	52,194
Redemptions payable	153,892	333,028
Total liabilities	312,543	508,989

MEMBERS' CAPITAL (Net Asset Value)	12,923,230	18,620,471
Total liabilities and members' capital	$13,235,773	$19,129,460

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2013 and 2012

_______________

	2013		2012
	Fair Value as a % of Members' Capital	Fair Value	Fair Value as a % of Members' Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 418,413.690 and 601,343.174 at December 31, 2013 and 2012, respectively)	32.34%	$4,179,953	32.62%	$6,073,566
T. Rowe Price Short-Term Bond Fund (shares 876,159.551 and 1,255,489.654 at December 31, 2013 and 2012, respectively)	32.48%	4,196,804	32.70%	6,089,125
Total investment in securities (cost $8,449,085 and $12,122,939 at December 31, 2013 and 2012, respectively)	64.82%	$8,376,757	65.32%	$12,162,691

Investment in Affiliated Investment Funds:
CTA Choice EGLG	13.71%	$1,771,901	11.33%	$2,109,076
CTA Choice WTN	8.64%	1,116,301	8.94%	1,663,954
Total investment in Affiliated Investment Funds (cost $2,631,160 and $3,404,181 at December 31, 2013 and 2012, respectively)	22.35%	$2,888,202	20.27%	$3,773,030

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013, 2012 and 2011

 _______________

	2013	2012	2011
INVESTMENT INCOME
Interest income	$592	$2,334	$3,758
Dividend income	120,775	216,827	323,141
Total investment income	121,367	219,161	326,899
EXPENSES
Interest expense	0	0	3,515
Brokerage commissions	0	0	190,394
Management fees to Managing Member	438,480	588,523	835,585
ClariTy administrative services fees	0	0	80,709
Managing Member interest earned on Certain Investment Funds (see Note 4)	28,430	113,954	87,264
Service fees (see Note 6)	539,291	778,921	1,101,427
Trading Advisors' management fees	0	0	557,159
Trading Advisors' incentive fees	0	0	59,880
Operating expenses	336,756	330,998	393,715
Total expenses (1)	1,342,957	1,812,396	3,309,648

General and administrative expenses borne by the Managing Member and affiliates	(92,314)	0	0
Net expenses	1,250,643	1,812,396	3,309,648
Net investment loss	(1,129,276)	(1,593,235)	(2,982,749)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain	(19,408)	503,058	(881,392)
Net change in unrealized depreciation and appreciation	(112,080)	(436,377)	7,422
Net (loss) gain from trading	(131,488)	66,681	(873,970)
Net realized loss on investment in Affiliated Investment Funds	(698,266)	(1,644,903)	0
Net change in unrealized depreciation and appreciation on investment in Affiliated Investment Funds	(111,807)	368,849	0
Net loss from investment in Affiliated Investment Funds	(810,073)	(1,276,054)	0

NET LOSS	$(2,070,837)	$(2,802,608)	$(3,856,719)

(1)	Brokerage commissions, ClariTy administrative services fees, Trading Advisors’ management and incentive fees, and administrator fees which were paid directly and are a part of the operating expenses prior to December 31, 2011, are now paid indirectly and are included in net loss from investment in Affiliated Investment Funds since January 1, 2012.

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2013, 2012 and 2011

 _______________

Members' Capital

Members' capital at December 31, 2010	$33,257,071
Additions	4,412,339
Redemptions	(7,823,464)
Net loss for the year ended December 31, 2011	(3,856,719)
Members' capital at December 31, 2011	25,989,227
Redemptions	(4,566,148)
Net loss for the year ended December 31, 2012	(2,802,608)
Members' capital at December 31, 2012	18,620,471
Redemptions	(3,626,404)
Net loss for the year ended December 31, 2013	(2,070,837)
Members' capital at December 31, 2013	$12,923,230

See accompanying notes.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS

 _______________

Note 1.	ORGANIZATION

A.	General Description of the Company

KMP Futures Fund I LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006, which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the limited liability company agreement of the Company (the “Operating Agreement”). The Company was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Investors holding interests in the Company are collectively referred to as the “Members” or “Individual Members”. The fiscal year end of the Company is December 31.

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Member”). Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments, L.P., depending on the applicable period discussed. Kenmar Preferred is the Managing Member of the Company, and has administrative authority over the operations of the Company.

The Company is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company is subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).

The Company allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company, for which such allocations are rebalanced quarterly. Each Trading Advisor manages the portion of the assets of the Company allocated to such Trading Advisor and makes the trading decisions in respect of the assets allocated to such Trading Advisor. The Managing Member may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Member may determine to access certain Trading Advisors through separate investee pools.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

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

Effective January 1, 2012, the Company allocated approximately one-half of its Allocated Assets to each of the following Trading Advisors: CTA Choice GRM (“GRM”) and CTA Choice WTN (“WTN”), both segregated series of CTA Choice. Graham Capital Management, L.P. (“Graham”) is the Trading Advisor for GRM and manages the assets pursuant to its K4D-15V Program. Winton Capital Management Limited (“Winton”) is the Trading Advisor for WTN and manages the assets pursuant to its Winton’s Diversified Program. Prior to January 1, 2012, the Company accessed Graham and Winton through direct managed accounts. Effective December 31, 2011, the Company terminated the Graham and Winton direct managed accounts and gained access to the Trading Advisors by investing into GRM and WTN as discussed above. As of December 31, 2011, the Graham and Winton direct managed accounts were both in a loss carryforward position. As agreed upon with the Trading Advisors, the loss carry forward from the Company’s direct managed accounts was transferred over to the Company’s member interests in GRM and WTN effective January 1, 2012.

Effective October 31, 2012, the Company fully redeemed from GRM. Effective November 1, 2012, the Company re-allocated approximately one-half of its Allocated Assets to each of WTN and CTA Choice EGLG (“EGLG”), a segregated series of CTA Choice. Eagle Trading Systems Inc. (“Eagle”) is the Trading Advisor for EGLG and manages the assets pursuant to its Eagle Global Program.

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

_______________

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

The Company has elected not to provide a statement of cash flows since substantially all of the Company’s investments are carried at fair value and classified as Level 1 or Level 2 measurements in the fair value hierarchy table, the Company has little or no debt and a statement of changes in members’ capital (Net Asset Value) is provided.

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

The Company considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). In determining the level, the Company considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Company also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Company has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the practical expedient method. The carrying value of the underlying investment in the Affiliated Investment Funds is at fair value.

There are no Level 3 investments on December 31, 2013 or December 31, 2012, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$8,376,757	$0	$0	$8,376,757
Investment in Affiliated Investment Funds, at fair value	$0	$2,888,202	$0	$2,888,202

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$12,162,691	$0	$0	$12,162,691
Investment in Affiliated Investment Funds, at fair value	$0	$3,773,030	$0	$3,773,030

B.	Recent Accounting Pronouncement

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (“ASU 2013-08”), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact ASU 2013-08 will have; however, no material impact on the Company’s financial statements is anticipated.

C.	Cash and Cash Equivalents

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

 _______________

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Income Taxes (Continued)

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

H.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported at fair value in the Company’s statements of financial condition. Fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the fund. Generally, the fair value of the Company’s investment in the Affiliated Investment Funds represents the amount that the Company could reasonably expect to receive from the funds if the Company’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

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

B.	Trading Advisor Management and Incentive Fees

Through December 31, 2011, the Company directly paid Winton and Graham monthly management fees at annual rates of 1.5% and 2.0%, respectively, of their managed accounts’ Allocated Assets as defined in their respective Trading Advisory Agreements. Additionally, the Company directly paid Winton and Graham incentive fees accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Trading Advisory Agreements.

Effective January 1, 2012, the Company indirectly through its investment in Affiliated Investment Funds pays the Trading Advisors management fees (based on their respective Allocated Assets to the CTA Choice investments) and incentive fees for achieving “New High Net Trading Profits,” in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Trading Advisor	Management Fee	Incentive Fee
WTN	1.50%	20.00%
GRM*	2.00%	20.00%
EGLG	2.00%	25.00%

*The Company fully redeemed from GRM as of October 31, 2012.

For the years ended December 31, 2013 and 2012, Trading Advisor management fees, which are incurred indirectly as discussed above, are calculated within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $283,226 and $397,564, respectively. For the year ended December 31, 2011, Trading Advisor management fees incurred directly as discussed above totaled $557,159, of which $38,351 was payable at December 31, 2011.

For the years ended December 31, 2013 and 2012, Trading Advisor incentive fees incurred indirectly as discussed above, totaled $50,670 and $19,538, respectively. For the year ended December 31, 2011, Trading Advisor incentive fees incurred directly as discussed above totaled $59,880, of which $0 was payable at December 31, 2011.

C.	Commissions

The Company, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

Note 4.	MANAGING MEMBER AND AFFILIATES

The Company’s management fees to Kenmar Preferred and operating expense cap are both calculated on the net assets of the Company at rates of 6.0% and 1.5% per annum, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short-term cash deposits with banks or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. For the years ended December 31, 2013, 2012 and 2011, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $28,430, $113,954 and $87,264, respectively.

From January 1, 2011 to December 31, 2011, the Company paid a monthly administrative services fee in the amount of 1/12 of 0.25% of the Company’s beginning of month Net Asset Value directly to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Company pays this fee indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the years ended December 31, 2013 and 2012, the administrative services fee earned indirectly as discussed above, totaled $40,768 and $56,850, respectively. For the year ended December 31, 2011, the administrative services fee earned directly as discussed above, totaled $80,709.

Note 5.	ADMINISTRATOR

Effective June 1, 2011, GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, serves as the administrator of the Company. The Company used a different administrator for during the period January 1, 2011 through May 31, 2011. The Administrator performs or supervises the performance of services necessary for the operation and administration of the Company (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Company’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Company, including certain books and records required by CFTC Rule 4.23(a). GlobeOp also serves as the administrator of the Affiliated Investment Funds.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

Note 5.	ADMINISTRATOR (CONTINUED)

Through December 31, 2011, the Company directly paid the administrator fees. Effective January 1, 2012, the Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the years ended December 31, 2013 and 2012, the Company paid administration fees indirectly as discussed above, totaling $29,815 and $29,989, respectively. For the year ended December 31, 2011, the Company paid administration fees directly as discussed above, totaling $50,094, of which $2,874 was payable by the Company at December 31, 2011.

Effective January 1, 2013, the Company also pays administrator fees directly to GlobeOp. For the year ended December 31, 2013, the Company directly paid GlobeOp administrator fees of $25,000.

Note 6.	SERVICE FEES

The service fee disclosed in the statements of operations represents the monthly on-going trailing compensation paid to service providers ranging from 1/12th of 3.5% (3.5% per annum) to 1/12th of 4.0% (4.0% per annum) of the beginning of month Net Asset Value of the applicable Member interests. The services fees are paid by the Company and are deducted from the management fee paid to the Managing Member.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2012, the Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents approximately 22.35% and 20.27% of the Net Asset Value of the Company at December 31, 2013 and 2012, respectively. The investment in Affiliated Investment Funds is reported in the Company’s statements of financial condition at fair value and is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds as of December 31, 2013 and 2012.

	Net Asset Value December 31, 2012	Purchases	Gain (Loss)	Redemptions	Net Asset Value December 31, 2013
CTA Choice EGLG	$2,109,076	$3,770,666	$(1,342,606)	$(2,765,235)	$1,771,901
CTA Choice WTN	1,663,954	2,342,832	532,533	(3,423,018)	1,116,301
Total	$3,773,030	$6,113,498	$(810,073)	$(6,188,253)	$2,888,202

	Net Asset Value December 31, 2011	Purchases(1)	Gain (Loss)	Redemptions	Net Asset Value December 31, 2012
CTA Choice EGLG	$0	$2,911,758	$51,594	$(854,276)	$2,109,076
CTA Choice GRM	0	5,515,014	(835,575)	(4,679,439)	0
CTA Choice WTN	0	5,885,407	(492,073)	(3,729,380)	1,663,954
Total	$0	$14,312,179	$(1,276,054)	$(9,263,095)	$3,773,030

(1)	Included in the purchases are contributions of open futures, open forwards, and options contracts with a fair value of $475,859.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The Affiliated Investment Funds are redeemable semi-monthly and require a redemption notice of 1-5 days. The Company may make additional contributions or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in trading futures including agricultural, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options on futures contracts.

The Company records its proportionate share of income or loss in the statements of operations.

The Company’s investment in Affiliated Investment Funds is not fully funded, but is subject to additional capital calls up to full amount of the capital commitment. The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the maximum amount that can be requested from the Company if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. The Company’s capital commitment to the Affiliated Investment Funds is disclosed below.

	Total Capital Commitment December 31, 2013	Net Asset Value December 31, 2013	Remaining Capital Commitment December 31, 2013
CTA Choice EGLG	$6,450,214	$1,771,901	$4,678,313
CTA Choice WTN	6,746,860	1,116,301	5,630,559
Total	$13,197,074	$2,888,202	$10,308,872

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

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

Note 8.	RELATED PARTIES (CONTINUED)

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	2013	2012	2011

Management fees to Managing Member	$438,480	$588,523	$835,585
Operating expenses	108,474	111,344	106,179
ClariTy administrative services fees to affiliate(1)	0	0	80,709
Managing Member interest earned on Certain Investment Funds	28,430	113,954	87,264
	575,384	813,821	1,109,737
General and administrative expenses borne by the Managing Member and its affiliates	(92,314)	0	0
Total	$483,070	$813,821	$1,109,737

(1) ClariTy administrative services fees, which were paid directly to the Managing Member during 2011, are now paid indirectly through its investment in Affiliated Investment Funds, starting January 1, 2012, and totaled $40,768 and $56,850 for the years ended December 31, 2013 and 2012, respectively.

Expenses payable to Kenmar Preferred and its affiliates, which are included in accrued expenses payable on the statements of financial condition as of December 31, 2013 and 2012, were $41,304 and $52,544, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of December 31, 2013 and 2012. Derivative trading activity is now conducted indirectly within the Affiliated Investment Funds.

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Type of instrument
Commodities contracts	$0	$0	$(50,934)
Currencies contracts	0	0	(55,210)
Interest rate contracts	0	0	1,710,798
Stock indices contracts	0	0	(1,368,126)
Purchased options on futures contracts	0	0	974
Written options on futures contracts	0	0	1,725
Forward currency contracts	0	0	(1,234,289)
Total	$0	$0	$(995,062)

Line item in the statements of operations
Net realized (loss) gain	$0	$476,129	$(564,270)
Net change in unrealized depreciation and appreciation	0	(476,129)	(430,792)
Total	$0	$0	$(995,062)

For the years ended December 31, 2012 and 2011, the total number of closed futures contracts was 445 and 37,770, respectively, the total number of closed option contracts was 2 and 24, respectively, and the average monthly notional value of forwards contracts closed was approximately $0 and $564,759,932, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures and options contracts closed and settled in cash during 2012 and 2011.

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

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it indirectly invests through its investment in Affiliated Investment Funds. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk), including investment in Affiliated Investment Funds.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

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

The following information presents the financial highlights of the Company for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	2013	2012	2011
Total Return(1)
Total return before incentive fees	(11.94)%	(12.08)%	(11.75)%
Incentive fees(3),(4)	0.00%	0.00%	(0.15)%
Total return after incentive fees	(11.94)%	(12.08)%	(11.90)%

Ratios to average Net Asset Value:
Expenses prior to incentive fees(4)	7.80%	8.07%	10.33%
Incentive fees(3),(4)	0.00%	0.00%	0.19%
Total expenses and incentive fees(4)	7.80%	8.07%	10.52%
Net investment loss(2),(4)	(7.04)%	(7.10)%	(9.29)%

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

(3)  Represents incentive fees directly charged by the Trading Advisors for the year ended December 31, 2011.

(4)  Beginning January 1, 2012, Trading Advisor management and incentive fees and various other operating expenses are charged indirectly within the Company’s investment in Affiliated Investment Funds and are now reflected within total return.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of February 28, 2014:

	Total Capital Commitment February 28, 2014	Net Asset Value February 28, 2014	Remaining Capital Commitment February 28, 2014
CTA Choice EGLG	$5,463,512	$1,359,898	$4,103,614
CTA Choice WTN	6,226,325	1,487,147	4,739,178
Total	$11,689,837	$2,847,045	$8,842,792

From January 1, 2014 through March 18, 2014, there were estimated redemptions of $794,201.

SUPPLEMENTARY INFORMATION

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS

 December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
0240	$4,330	$4,917
0294	8,592	9,757
0342	30,822	35,002
0387	3,793	4,307
0417	0	1,685
0635	1,869	2,123
0713	136,075	154,527
0714	171,776	195,069
0766	0	35,726
0786	0	25,375
0829	0	3,429
0872	12,331	14,004
0991	0	33,894
1142	0	8,906
1147	6,197	7,038
2002	18,613	21,137
2297	0	4,434
3030	6,760	7,677
3031	4,507	5,118
3218	4,544	5,160
3219	4,322	4,908
3220	2,805	3,185
12021	8,308	9,434
002-54375	0	26,509
002-R1326	0	9,212
002-R1423	0	16,645
002-R1429	0	18,426
002-R1501	0	5,421
002-R1519	0	9,212
002-R4171	0	3,654
002-R6188	0	4,639
003-54888	6,159	6,994
003-62029	6,522	7,405
003-70738	66,900	75,971
003-96658	4,644	5,273
003-96876	4,300	4,882
003-R5408	5,130	5,825
006-58847	3,506	3,980
006-80371	2,299	2,611
006-R5880	4,620	5,247
006-R6730	4,771	5,418
006-R6907	6,516	7,400
007-R2765	5,646	6,412
007-R3175	1,541	1,750
011-71343	74,176	84,234
011-87782	24,340	27,640
016-27833	0	5,251
017-R7131	6,802	7,724
021-R7657	6,351	7,213

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
022-R3304	$63,524	$72,138
022-R3305	46,340	52,624
022-R3861	4,348	4,937
023-R1768	7,851	8,916
025-61429	33,578	38,132
025-64540	8,790	9,982
028-R7766	5,651	6,418
02G-R1275	2,645	3,004
02G-R1737	10,071	11,437
02G-R1744	4,461	5,066
02G-R2412	3,888	4,415
032-38004	68,151	77,392
032-45378	0	4,007
032-55420	9,504	10,792
032-96631	26,866	30,509
032-R0996	0	9,408
038-39898	17,540	19,919
039-81889	5,572	6,328
03W-06684A	11,521	13,083
03W-06685	11,521	13,083
03W-R0190	9,295	10,555
040-80783	2,368	2,689
040-R2844	15,009	17,044
040-R3424	13,677	15,532
041-R1484	5,529	6,278
041-R1546	2,915	3,310
042-R7189	3,272	3,715
045-68346	0	19,583
047-43253	0	4,621
047-44990	8,177	9,286
047-45418	10,172	11,552
047-61057	10,222	11,608
047-64816	10,132	11,506
047-R1921	15,108	17,157
047-R7853	10,072	11,438
048-37367	0	9,062
048-37685	25,388	28,830
048-42269	8,712	9,893
048-44878	20,284	23,035
048-46866	5,413	6,147
048-96912	8,138	9,241
048-R1269	3,180	3,611
048-R1275	16,358	18,576
048-R1280	0	6,863
048-R1306	10,664	12,110
048-R1309	31,093	35,310
048-R1354	27,097	30,772
048-R1365	9,221	10,471
048-R1400	18,920	21,486

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
048-R1450	$0	$12,468
048-R1473	0	4,956
048-R1548	10,879	12,355
048-R1672	9,960	11,311
048-R1723	3,526	4,004
048-R2528	10,222	11,608
048-R2664	5,401	6,134
048-R2777	3,593	4,080
048-R4281	8,554	9,714
048-R4283	8,554	9,714
048-R4624	6,367	7,231
048-R5106	2,492	2,830
048-R6024	3,427	3,892
048-R6037	2,841	3,227
048-R6045	15,378	17,463
048-R6108	23,540	26,732
048-R6301	4,763	5,409
048-R6350	34,181	38,816
048-R6472	26,489	30,081
048-R6957	2,023	2,298
048-R6958	2,023	2,298
048-R6987	3,582	4,067
048-R7024	12,207	13,862
048-R7074	4,458	5,062
048-R7144	13,931	15,820
048-R7169	17,092	19,410
04B-17406	0	16,489
04B-80606	13,100	14,876
04B-80706	0	19,615
04B-81804	0	11,168
04B-R2166	14,897	16,917
04B-R2988	35,679	40,517
04B-R3027	0	10,244
04B-R4594	25,347	28,784
04W-20993	39,469	44,821
04W-21071	0	3,674
04W-21251	0	13,932
04W-R8236	1,579	1,793
04W-R8678	0	7,128
04W-R8743	0	2,985
051-53113	4,275	4,855
051-55122	6,739	7,653
051-R4716	0	5,719
055-46048	8,113	9,213
055-49406	24,340	27,640
055-52757	6,906	7,843
05P-80000	4,081	4,635
06R-81472	3,164	3,593

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
072-12398	$3,493	$3,967
072-86205	15,306	17,381
072-R5204	7,058	8,015
07N-39955	8,358	9,492
07T-R1672	2,899	3,292
07Y-26957	6,009	6,824
07Y-27021	10,001	11,357
08J-R1925	15,395	17,482
08J-R3987	8,903	10,110
08N-03711	0	81,989
08N-22151	43,861	49,809
08N-22171	0	11,117
08N-R4289	4,572	5,192
08R-00537	40,566	46,067
08V-35743	0	6,794
08V-R3775	33,909	38,507
0AE-33057	6,600	7,495
0AE-60907	17,300	19,646
0AE-60950	20,111	22,838
0AE-60986	21,625	24,558
0AE-61017	15,402	17,491
0AE-R4646	18,671	21,202
0AE-R4662	19,895	22,593
0AE-R4666	7,400	8,403
0AE-R5720	8,222	9,337
0AE-R6231	9,455	10,738
0AE-R7418	4,270	4,849
0AE-R7648	13,365	15,177
0AR-80056	6,761	7,678
0BB-22646	3,553	4,034
0BL-R0724	2,319	2,633
0BR-88603	5,919	6,721
0BX-34599	0	6,116
0BX-81333	3,245	3,685
0BX-R1653	2,457	2,790
0BX-R4170	30,352	34,467
0CU-29563	5,809	6,597
0CU-30212	0	6,597
0DS-R1521	5,532	6,282
0ET-23328	13,965	15,859
0ET-28135	9,874	11,213
0ET-32776	79,571	90,361
0ET-33393	0	5,497
0ET-36440	31,296	35,540
0ET-80603	5,702	6,476
0ET-80714	32,137	36,495
0ET-R0725	23,424	26,600
0ET-R3993	8,049	9,141

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
0ET-R4033	$12,714	$14,439
0ET-R4145	33,324	37,843
0ET-R4190	20,052	22,771
0ET-R4199	6,384	7,250
0ET-R5008	6,133	6,965
0ET-R5313	13,117	14,896
0ET-R5989	0	14,322
0ET-R6021	25,019	28,412
0ET-R6466	18,852	21,409
0ET-R6485	8,611	9,779
0ET-R6641	7,550	8,574
0EW-17590	33,703	38,273
0EW-17864	32,453	36,853
0EW-33874	0	7,661
0EW-36188	28,323	32,164
0FT-80216	0	3,685
0GS-R2657	0	7,764
0GS-R7328	4,489	5,098
0GS-R7414	2,986	3,391
0GS-R7729	2,948	3,348
0GS-R7730	2,948	3,348
0GU-R4801	4,478	5,086
0GU-R4802	4,478	5,086
0HB-R0221	3,508	3,984
0HL-R6121	6,942	7,883
0HZ-R3212	11,540	13,105
0KG-00590	24,007	27,262
0KG-81427	23,146	26,284
0KK-44859	10,394	11,803
0KL-19899	24,340	27,640
0KL-R1089	56,792	64,493
0KL-R1112	0	19,376
0KL-R1471	2,401	2,726
0KP-R3572	0	1,646
0KZ-07706	11,497	13,055
0KZ-29257	5,786	6,571
0KZ-43827	10,122	11,494
0KZ-80278	3,245	3,685
0KZ-81109	24,588	27,922
0KZ-95910	7,786	8,842
0KZ-R1609	9,759	11,082
0KZ-R2746	0	4,635
0KZ-R5101	19,268	21,881
0KZ-R5489	0	13,263
0KZ-R5490	7,786	8,842
0KZ-R5506	2,959	3,360
0KZ-R5507	6,119	6,949
0KZ-R5510	0	3,979
0KZ-R5513	67,121	76,222

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

 _______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
0KZ-R5515	$7,397	$8,400
0KZ-R5517	10,469	11,888
0KZ-R5524	46,717	53,052
0KZ-R5533	2,102	2,387
0KZ-R5554	8,876	10,080
0KZ-R5578	3,020	3,429
0KZ-R5597	15,734	17,868
0KZ-R5598	7,867	8,934
0KZ-R5605	3,245	3,685
0KZ-R5645	2,315	2,628
0KZ-R5744	4,577	5,197
0KZ-R5749	8,113	9,213
0KZ-R5772	13,481	15,309
0KZ-R6442	3,529	4,007
0KZ-R6443	3,529	4,007
0KZ-R6499	2,109	2,395
0KZ-R7135	2,414	2,741
0LK-96103	14,928	16,952
0LK-R1277	2,573	2,922
0LK-R1946	10,587	12,022
0LX-R4019	0	3,884
0LX-R4452	3,854	4,376
0LX-R4453	3,854	4,376
0ME-52225	3,176	3,606
0MX-R4467	4,045	4,594
0NF-17169	5,697	6,470
0NF-R0123	15,109	17,158
0NF-R1630	19,268	21,881
0NI-00725	40,357	45,829
0NK-30150	1,742	3,957
0NK-31023	18,746	21,288
0NK-31451	0	3,877
0NK-31452	3,271	3,715
0NK-81744	3,656	4,152
0NK-R8298	1,838	2,087
0NL-50299	0	14,691
0NL-60667	8,113	9,213
0NL-95449	52,562	59,690
0NL-96845	30,820	34,999
0NT-R6104	2,323	2,638
0PG-52098	25,627	29,103
0PG-54409	25,983	29,506
0PG-55511	29,987	34,053
0PG-63216	11,574	13,144
0PG-R2323	6,184	7,023
0PG-R2849	0	4,607
0PG-R3004	5,559	6,313
0PG-R3702	21,521	24,439

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
0PG-R3867	$8,105	$9,204
0PG-R4249	0	13,807
0RV-R5046	3,401	3,862
0RV-R6922	1,936	2,198
0RZ-14874	19,439	22,075
0RZ-23498	0	16,147
0RZ-28638	21,366	24,263
0RZ-28705	6,577	7,469
0RZ-R4733	801	909
0RZ-R5817	8,612	9,780
0RZ-R5834	4,147	4,709
0RZ-R5971	11,113	12,620
0SF-66565	530	602
0SJ-95340	10,203	11,586
0SV-14938	17,428	19,791
0SW-80770	1,927	2,188
0SW-R0437	9,557	10,853
0SW-R1008	0	64,249
0SZ-R0966	5,421	6,156
0SZ-R3481	6,894	7,829
0SZ-R3854	9,292	10,552
0SZ-R3903	2,763	3,137
0TV-R7632	0	6,272
0TV-R7776	0	9,310
0UC-09696	0	24,072
0UC-12207	0	13,648
0UC-14395	0	417,504
0UC-14915	57,959	65,819
0UC-15062	0	10,960
0UC-61682	30,104	34,186
0UC-61972	5,421	6,157
0UC-67480	5,561	6,315
0UC-69062	73,317	83,259
0UC-69131	0	10,714
0UC-R0423	0	9,213
0UC-R1219	11,231	12,754
0UC-R1560	0	61,920
0UC-R1692	0	10,509
0UC-R2575	27,125	30,803
0UC-R3633	0	16,514
0UC-R3730	16,229	18,429
0UC-R3949	0	156,171
0UC-R3975	0	2,463
0UC-R4009	23,583	26,781
0UC-R4548	52,249	59,334
0UC-R4797	0	5,011
0UQ-22996	217,407	246,888
0UQ-23061	125,845	142,910
0UQ-23109	46,242	52,512

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
0UQ-23115	$16,717	$18,984
0UQ-23199	13,948	15,839
0UQ-23283	41,811	47,480
0UQ-24095	58,079	65,955
0UQ-24838	0	74,575
0UQ-25463	127,705	145,022
0UQ-25526	0	45,820
0UQ-26649	35,797	40,651
0UQ-R8463	45,434	51,595
0UQ-R8473	50,753	57,635
0VX-06147	5,465	6,206
0VY-R0759	0	8,256
0WA-07785	0	41,776
0WA-25121	37,395	42,466
0WA-28169	0	6,234
0WA-R7033	2,026	2,301
0WA-R7034	2,371	2,693
0WD-05550	30,659	34,816
0WD-05571	17,065	19,379
0WD-05576	12,667	14,385
0WD-05578	5,016	5,696
0WD-05633	6,817	7,741
0WD-95330	22,753	25,839
0WD-95357	14,772	16,775
0WD-95361	9,045	10,272
0WF-R0510	12,143	13,790
0WF-R0554	1,623	1,843
0WF-R1177	4,227	4,800
0WF-R1272	3,097	3,517
0WF-R1374	2,597	2,949
0WF-R1383	28,931	32,854
0WF-R1490	3,725	4,230
0WF-R2058	2,597	2,949
0WF-R4348	5,745	6,524
0WF-R4466	5,766	6,547
0WF-R4482	11,405	12,951
0WF-R4584	5,921	6,724
0WF-R4913	5,808	6,595
0WL-31155	11,941	13,560
0WL-33574	7,826	8,888
0WL-34169	0	38,185
0WL-34326	0	12,502
0WL-34560	0	9,747
0WL-35019	0	8,447
0WL-35494	3,734	4,240
0WL-R1348	5,479	6,222
0WL-R1415	0	11,300
0WL-R1440	3,700	4,202
0WL-R2635	4,325	4,912

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
0WL-R8602	$9,235	$10,487
0YG-R2844	1,695	1,925
0ZJ-R7648	13,814	15,687
0ZT-R2045	3,245	3,685
1008-6637	16,982	19,285
1064-4309	6,795	7,717
1100-8437	0	7,247
1118-5016	2,705	3,072
1119-3066	5,066	5,753
1143-7032	8,776	9,966
1163-1435	0	37,448
1188-5340	0	1,631
1214-7525	7,244	8,227
1231-9776	3,560	4,042
1248-9988	21,635	24,569
1299-5093	0	7,718
1362-3563	0	98,684
1371-1394	5,066	5,753
1412-6391	0	15,292
1448-2765	0	4,121
1488-6596	6,075	6,898
1548-2508	0	10,339
1594-4982	16,824	19,105
1616-8501	74,298	84,373
1664-1460	0	62,195
1691-0716	1,449	0
1733-7221	13,993	15,891
1744-6150	11,145	12,656
1774-5188	4,057	4,607
1824-2292	5,808	6,595
1851-2863	8,060	9,153
1899-4614	4,057	4,607
1937-3004	0	8,950
1980-4328	0	18,427
2027-7903	40,348	0
2039-0085	8,113	9,213
2047-0563	12,046	13,679
2053-2386	3,872	4,397
2072-3333	9,663	10,973
2146-5936	0	4,397
2148-4721	0	8,794
2148-6530	1,339	1,521
2258-1136	0	10,248
2280-8463	16,191	18,387
2336-1687	209,762	238,206
2500-6437	4,089	4,643
2513-0760	4,284	4,865
2519-9867	65,610	74,507
2549-4073	0	62,473

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
2615-1150	$0	$22,556
2718-5274	4,089	4,643
2817-1141	1,210	1,374
2829-2850	18,553	21,069
2896-4716	6,913	7,850
2987-7923	0	137,983
2987-8064	0	137,983
3028-0942	550	625
3148-1251	21,635	24,569
3176-2509	1,501	1,704
3226-2643	20,651	23,451
3290-1470	30,159	34,249
3340-4503	0	1,929
3347-5726	17,928	20,359
3373-8956	0	4,007
3392-3172	1,742	0
3423-3165	0	8,794
3448-1879	6,142	6,975
3507-2176	7,244	8,227
3600-1313	18,907	21,471
3669-5510	10,738	12,194
3689-2586	7,707	8,752
3691-8461	9,724	11,043
3717-1545	10,678	12,125
3735-6779	14,795	16,801
3854-6866	10,522	11,948
3927-0882	2,338	2,655
3992-5527	39,882	45,291
3999-3053	0	3,072
4068-5667	202,829	0
4080-3416	0	34,924
4107-9184	5,385	6,116
4152-5433	8,223	9,338
4312-9378	3,901	4,430
4373-9319	7,359	8,357
4396-4882	4,737	5,379
4487-6958	25,191	28,607
4488-9989	3,629	4,121
4495-5570	8,718	9,900
4498-7558	7,292	8,281
4535-1708	974	1,106
4573-1546	28,110	31,922
4630-7721	8,222	9,336
4691-7734	9,545	10,840
4704-3967	18,920	21,486
4719-1617	10,154	11,530
4728-1958	811	0
4753-0026	22,945	26,056
4786-1391	5,671	6,440

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
4797-2121	$202,829	$230,333
4812-4625	32,990	37,463
5111-9423	5,651	6,418
5120-8649	5,651	6,418
5139-6610	11,501	13,060
5206-8255	132,846	150,860
5283-0837	811	0
5285-4586	39,497	44,853
5286-1712	547	621
5304-3294	13,731	15,593
5362-5567	104,003	118,105
5457-2907	0	6,415
5495-6358	2,705	3,072
5590-7171	0	2,001
5609-2552	7,973	9,054
5628-2884	33,855	38,446
5882-1718	0	40,390
6020-3619	0	48,899
6060-3769	129,562	147,130
6194-3646	3,732	4,238
6236-1623	3,172	3,602
6261-0824	0	2,017
6368-5186	11,303	12,836
6497-0519	2,319	2,633
6555-7258	14,238	16,169
6562-3963	9,217	10,467
6566-3674	0	432,837
6568-6385	2,350	2,668
6577-9428	0	3,072
6701-6229	17,753	20,160
6702-5403	5,651	6,418
6752-9722	0	13,146
6784-1400	0	9,967
6803-6334	0	9,966
6978-1706	9,215	10,464
6990-3372	5,523	0
7024-4295	2,318	2,633
7060-3268	10,738	12,194
7063-2450	32,749	37,190
7069-9383	14,947	16,974
7153-8986	14,224	16,153
7187-7559	74,251	84,320
7319-0098	8,382	9,518
7500-1814	2,171	2,465
7509-8756	3,246	3,686
7598-8747	8,207	9,320
7673-1148	7,707	8,752

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

 _______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
7694-0216	$0	$35,179
7738-6268	0	10,248
7759-3521	8,677	3,285
7846-4030	0	10,422
8063-7737	5,088	5,778
8067-7027	6,184	7,023
8178-4177	32,024	36,366
8263-3675A	9,400	10,675
8309-5489	0	3,394
8382-1420	9,418	10,695
8484-6789	0	13,648
8540-9413	0	1,106
8577-4908	27,067	30,737
8625-8649	2,273	2,581
8662-2115	7,308	8,299
8689-0538	4,841	0
8702-7677	7,861	8,927
8870-7381	679	771
8913-7264B	42,025	47,723
8960-5070	0	8,476
ABD-62132	7,905	8,977
ABD-80055	0	2,693
ABD-80056	0	2,693
ABD-80157	7,685	8,727
ABD-R5805	6,438	7,310
ABJ-R3454	0	13,942
ABL-R6207	1,710	1,942
ABL-R6253	2,041	2,317
ABL-R6293	1,360	1,545
ABL-R6324	1,412	1,603
ABN-80777	1,166	1,324
ABR-81799	4,884	5,546
ABR-R2296	4,057	4,607
ABT-81387	19,874	22,569
ABV-01615	9,197	10,444
ABV-03579	7,259	8,243
ABV-80786	8,426	9,568
ABV-R1938	6,712	7,622
ABV-R2723	46,608	52,928
ABX-R7874	5,560	6,314
ADC-R6454	17,643	20,036
ADC-R6612	6,151	6,985
AEB-80355	2,595	2,946
AEB-80356	2,595	2,946
AEB-80674	4,344	4,933
AEH-R4725	0	1,305
AEH-R6420	10,990	12,480
AEH-R6484	4,540	5,155
AEH-R6512	7,016	7,967

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
AEH-R6538	$7,411	$8,416
AEH-R6540	3,758	4,267
AEH-R6615	0	5,274
AEH-R6622	0	7,119
AEH-R6660	4,734	5,376
AEH-R6667	3,251	3,692
AEH-R6750	2,459	2,792
AEH-R8164	2,630	2,987
AEH-R8184	138,325	157,082
AEH-R8380	10,614	12,053
AEH-R8405	5,378	6,107
AEH-R8432	11,964	13,586
AEH-R8470	2,443	2,774
AEH-R8897	0	7,297
AEH-R8901	1,828	2,076
AEW-23920	20,916	23,752
AEW-R8836	2,038	2,315
AFH-81470	15,819	17,964
AGB-R0471	0	2,344
AGC-R0733	0	3,311
AGC-R1325	0	1,621
AGC-R1467	0	1,621
AGC-R2111	7,426	8,433
AGC-R4521	0	5,340
AGC-R5948	0	24,254
AGC-R6126	8,358	9,492
AGP-06995	0	20,858
AGP-R0523	0	15,209
AHA-R0737	15,574	17,686
AHW-96100	96,388	109,459
AHW-R1986	6,769	7,687
AHW-R2047	4,050	4,599
AHW-R2113	1,866	2,119
AHW-R2155	20,262	23,010
AHW-R2157	3,711	4,215
AHW-R2186	51,491	58,474
AHW-R2223	7,271	8,257
AHW-R2265	6,050	6,870
AHW-R6204	3,111	3,532
AHW-R6205	3,111	3,532
AHW-R6810	4,845	5,502
AJA-80079	0	6,569
AJX-11087	12,049	13,683
AQL-R5962	5,374	6,103
AVX-81307	16,465	18,698
AWL-81967	3,245	3,685
AWL-R2701	8,358	9,492
AWL-R3506	16,717	18,984
AWL-R3744	8,712	9,893

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013, 2012 and 2011

 _______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
AWP-R8693	$0	$15,631
AWS-R1737	26,239	29,797
AWS-R1742	7,119	8,084
AWS-R1793	5,411	6,145
AXZ-37917	12,019	13,648
AXZ-41554	17,328	19,677
AYH-R2306	10,888	12,364
BBD-00028	4,284	4,865
BBD-00030	0	4,865
BBD-00071	2,325	2,640
BBD-00092	7,254	8,238
BBD-00122	0	3,490
BBD-00125	12,345	14,019
BBD-00422	2,193	2,491
BBD-01060	5,946	6,753
BBD-01176	3,160	3,589
BBD-02356	5,175	5,877
BBD-80031	0	16,505
BBD-80053	3,799	4,315
BBD-80081	19,005	21,582
BBD-80091	9,185	10,430
BBD-80207	5,824	6,614
BBD-80269	12,825	14,565
BBD-80286	12,576	14,281
BBD-80349	8,820	10,016
BBD-80395	0	5,275
BBD-80411	15,901	18,058
BBD-80414	4,430	5,031
BBD-80420	4,055	4,605
BBD-80703	2,787	3,165
BBD-81259	14,460	16,421
BBD-81320	8,900	10,107
BBD-81321	5,225	5,933
BBD-81373	3,484	3,956
BBD-81458	7,241	8,223
BBD-81589	10,545	11,975
BBD-81606	19,303	21,920
BBD-81618	2,674	3,036
BBD-81744	4,351	4,941
BBD-81749	17,909	20,338
BBD-81750	6,380	7,245
BBD-81765	23,171	26,313
BEK-00052	0	10,227
BEK-00213	18,306	20,788
BEK-80096	10,808	12,273
BEK-80127	0	4,399
BEK-80148	1,454	1,651
BEW-85640	2,188	2,484
BEW-R1997	23,539	26,731

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

 _______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
BHF-80405	$4,083	$4,636
BKR-01125	30,354	34,471
BKR-0197	3,904	4,434
BKR-0216	30,979	0
BKR-02473	17,428	19,792
BKR-02555	4,359	4,950
BKR-0538	15,197	17,258
BKR-0570	0	4,717
BKR-07518	61,105	69,390
BKR-0900	8,694	9,873
BKR-09744	4,868	5,528
BKR-09925	1,433	1,627
BKR-1025	19,466	22,105
BKR-10849	3,245	3,685
BKR-11012	2,350	2,668
BKR-11032	6,491	7,371
BKR-11261	11,573	13,142
BKR-11272	9,249	10,503
BKR-11937	3,245	3,685
BKR-11968	3,370	3,827
BKR-12007	0	3,685
BKR-12026	2,404	2,730
BKR-12039	5,748	6,528
BKR-12182	12,565	14,269
BKR-12662	1,894	2,150
BKR-12664	3,623	4,115
BKR-12798	18,147	20,607
BKR-12836	8,166	9,274
BKR-12863	34,719	39,426
BKR-12865	14,541	16,512
BKR-13037	1,347	1,529
BKR-13045	6,009	6,824
BKR-13084	2,369	2,691
BKR-13092	3,245	3,685
BKR-13100	7,707	8,752
BKR-13108	3,854	4,376
BKR-13109	13,828	15,703
BKR-1314	0	8,455
BKR-13162	0	3,917
BKR-13228	3,245	3,685
BKR-13229	4,026	4,572
BKR-13240	3,724	4,229
BKR-13244	5,214	5,921
BKR-13270	0	7,371
BKR-13271	0	2,617
BKR-13272	0	2,617
BKR-13316	28,477	32,339
BKR-13397	3,366	3,823
BKR-13400	3,254	3,695

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
BKR-1349	$4,300	$4,883
BKR-13498	12,703	14,425
BKR-13503	52,424	59,533
BKR-13516	1,360	1,545
BKR-13521	1,360	1,545
BKR-13534	3,456	3,925
BKR-13555	12,165	27,630
BKR-13565	10,738	12,194
BKR-13567	1,493	1,695
BKR-13577	4,057	4,607
BKR-13625	43,480	49,376
BKR-13724	4,931	5,600
BKR-14245	13,753	15,618
BKR-14260	8,307	9,433
BKR-15341	9,741	11,062
BKR-15456	4,268	4,847
BKR-17214	2,318	2,633
BKR-1831	0	3,532
BKR-1917	11,749	13,342
BKR-20541	3,311	3,760
BKR-2153	0	2,930
BKR-2588	0	8,516
BKR-26185	5,647	6,412
BKR-26213	0	43,960
BKR-26963	11,521	13,083
BKR-2734	1,655	1,879
BKR-2827	4,029	4,575
BKR-28327	18,452	20,955
BKR-28489	8,592	9,757
BKR-3428	2,545	2,890
BKR-3811	23,532	26,723
BKR-3934	0	8,531
BKR-41481	8,244	9,362
BKR-41490	0	25,179
BKR-4188	0	8,795
BKR-42110	3,021	3,431
BKR-4651	11,269	12,797
BKR-49059	10,888	12,364
BKR-49859	15,976	18,143
BKR-49867	3,052	3,466
BKR-52348	20,651	23,451
BKR-52380	20,651	23,451
BKR-5630	10,028	11,387
BKR-57756	23,184	26,328
BKR-6028285	6,471	7,348
BKR-6039M	18,782	21,328
BKR-65848	16,226	18,427
BKR-66914	11,592	13,164
BKR-6730	2,604	2,957

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
BKR-68040	$4,336	$4,924
BKR-68650	8,113	9,213
BKR-68946	4,275	4,855
BKR-69858	8,113	9,213
BKR-70300	32,453	36,853
BKR-70521	24,340	27,640
BKR-7124	0	4,598
BKR-71735	14,541	16,512
BKR-71814	8,113	9,213
BKR-71845	4,607	5,232
BKR-72174	3,176	3,606
BKR-72228	5,193	5,897
BKR-72371	12,983	14,743
BKR-72456	15,486	17,586
BKR-72496	8,114	9,215
BKR-72555	13,750	15,615
BKR-72651	0	9,213
BKR-72661	10,587	12,022
BKR-72669	11,570	13,138
BKR-72730	5,615	6,377
BKR-72913	24,340	27,640
BKR-72948	16,226	18,427
BKR-73074	8,550	9,710
BKR-73168	29,004	32,937
BKR-73170	13,250	15,047
BKR-73234	40,566	46,067
BKR-73241	7,747	8,797
BKR-73244	16,851	19,136
BKR-73246	3,732	4,238
BKR-73257	16,226	18,427
BKR-73304	3,366	3,823
BKR-73350	9,249	10,503
BKR-73843	3,707	4,209
BKR-73908	52,167	59,241
BKR-73919	18,920	21,486
BKR-73921	8,503	9,656
BKR-73923	16,226	18,427
BKR-73939	9,881	11,221
BKR-74043	4,607	5,232
BKR-74047	13,701	15,559
BKR-7441	0	5,883
BKR-7569	0	51,241
BKR-7940	22,345	0
BKR-7959	3,245	0
BKR-80421	5,872	6,669
BKR-84044	11,573	13,142
BKR-85010	13,822	15,697
BKR-8847	15,688	17,815
BKR-8893	1,720	1,953

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
BKR-9367	$0	$4,575
BKR-9374	0	6,965
BKR-9384	0	6,931
BKR-9722	11,576	0
BKR-98869	3,599	4,087
BKR-P0008	9,731	11,051
BKR-P0023	10,451	11,869
BKR-P0024	3,006	3,413
BKR-P0030	2,314	2,628
BKR-P0050	36,932	41,940
BKR-P0058	109,526	124,377
BKR-P0060	0	6,584
BKR-P0087	1,360	1,545
BKR-P0089	2,404	2,730
BKR-P0096	5,526	6,275
BKR-P0140	0	22,923
BKR-P0191	61,823	70,207
BKR-P0342	4,596	5,219
BKR-P0839	2,041	2,317
BKR-P1059	6,002	6,815
BKR-P1346	1,360	1,545
BKR-P1348	13,148	14,931
BKR-P1524	2,830	3,213
BKR-P1917	10,737	12,193
BKR-P2281	11,749	13,342
BKR-P2304	0	22,898
BKR-P2459	6,491	7,371
BKR-P2877	4,975	5,650
BKR-P2951	1,403	1,593
BKR-P3477	4,975	5,650
BKR-P3764	4,005	4,549
BKR-P4130	1,149	1,305
BKR-P4900	2,253	2,558
BKR-P5706	4,835	5,490
BKR-P5823	0	128,987
BKR-P6084	3,478	3,949
BKR-P6649	2,207	2,506
BKR-P6727	14,776	16,780
BKR-P7154	12,981	14,741
BKR-P7265	10,755	12,214
BKR-P7350	21,303	24,192
BKR-P7365	8,836	10,034
BKR-P7483	2,026	2,301
BKR-P8123	2,404	2,730
BKR-P8124	6,009	6,824
BKR-P8518	1,149	1,305
BKR-P9119	0	4,919
BKR-P9186	0	7,126
BKR-P9268	4,348	4,937

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
BKR-P9387	$1,191	$1,353
BLN-01268	7,060	8,017
BLN-01307	10,947	12,431
BLN-02885	15,123	17,174
BML-01518	3,529	4,007
BTA-R0509	0	1,867
BTG-80921	9,077	10,307
BTJ-R2569	11,968	13,591
BTJ-R3259	4,344	4,933
BTJ-R3621	9,077	10,308
BTR-00863	56,738	64,431
BXK-01918	0	19,716
BYW-80007	3,460	3,929
BYW-80008	1,730	1,965
BYW-80016	0	17,744
BYW-80070	5,339	6,063
BYW-80103	18,599	21,121
BYW-80148	24,318	27,616
BYW-80177	9,501	10,789
BYW-80190	5,498	6,243
BYW-80284	0	12,349
BYW-80408	2,940	3,339
BYW-80529	0	7,930
BYW-80538	12,547	14,249
BYW-80587	25,593	29,063
BYW-80592	7,647	8,684
BYW-80642	20,128	22,858
BYW-80645	9,604	10,906
BYW-80658	5,792	6,577
BYW-80660	16,242	18,444
BYW-80664	4,366	4,958
ECK-80089	7,146	8,115
ECK-80106	8,963	10,178
ECK-80140	3,010	3,418
ECK-80145	0	7,372
ECK-80457	3,276	3,720
ECR-14411	8,813	10,008
ECR-96438	5,897	6,696
ECR-R5725	14,363	16,311
EES-04986	0	230,333
EES-R1115	117,961	133,956
ELS-R4206	24,340	27,640
EPM-81697	12,003	13,631
ESF-R0501	11,576	13,146
ESF-R3215	0	10,429
ESF-R3249	18,596	21,118
HCG-07447	5,785	6,569
HCG-13510	16,226	18,427

KMP FUTURES FUND I LLC

 SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
HCG-21167	$8,251	$9,370
HCG-R3723	2,314	2,628
HCX-R1826	9,072	10,302
HCX-R2595	5,599	6,358
HFE-00109	0	8,156
HFE-80019	3,078	3,496
HNY-95093	12,003	13,631
HQY-R5760	45,318	51,463
JBH-05308	6,759	7,675
JHK-08745	10,691	12,141
JHK-09191	4,520	5,133
JHK-09334	0	4,749
JHK-09336	4,433	5,035
JHK-09784	37,084	42,113
JHK-R3165	3,245	3,685
JHK-R3171	3,379	3,838
JHK-R3177	9,466	10,750
JHK-R3178	9,466	10,750
JHK-R3179	6,694	7,602
JHK-R3183	10,432	11,846
JHK-R3184	0	3,685
JHK-R3186	5,498	6,244
JHK-R3194	43,175	49,030
JHK-R3196	0	5,001
JHK-R3202	8,114	9,215
JHK-R3207	16,616	18,870
JHK-R3215	4,868	5,528
JHK-R3216	3,245	3,685
JHK-R3237	2,908	3,303
JHK-R3241	0	3,685
JHK-R3248	6,491	7,371
JHK-R3253	8,301	9,426
JHK-R3257	7,619	8,652
JHK-R3263	1,710	1,942
JHK-R3268	3,449	3,917
JHK-R3269	5,846	6,639
JHK-R3278	0	7,282
JHK-R3282	3,245	3,685
JHK-R3344	4,868	5,528
JHK-R3353	0	7,047
JHK-R3557	0	5,133
JMM-10285	24,007	27,262
JMM-81765	3,437	3,904
JMM-R6950	6,647	7,549
JPB-80026	4,300	4,883
TBJ-81313	0	2,693
TBM-26513	11,049	12,548
TBM-26563	19,157	21,755
TBM-29232	3,784	4,297

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
TBM-R0256	$45,785	$51,994
TBM-R0369	28,367	32,213
TBM-R0408	6,692	7,599
TBM-R0509	20,364	23,126
TBM-R0661	9,305	10,567
TBM-R0832	24,677	28,023
TBN-R0231	6,794	7,715
TBW-80513	8,191	9,302
TBW-R3429	3,254	3,695
TCY-R4501	0	24,636
TEB-R3621	17,389	19,747
TEB-R4612	12,492	14,186
TEB-R4613	23,199	26,345
TEF-R4885	20,492	23,271
TEF-R4911	65,875	74,808
TEF-R4924	13,257	15,054
TEF-R4925	1,762	2,000
TEF-R4939	18,149	20,611
TEF-R4961	1,975	2,243
TEF-R5136	9,876	11,215
TEF-R5143	5,836	6,627
TEJ-03915	3,937	4,471
TEJ-81315	0	2,163
TES-R0321	0	10,939
TES-R1303	11,329	12,865
TES-R1450	3,416	3,879
TES-R1794	6,834	7,760
TES-R1822	0	20,733
TEZ-08695	11,570	13,138
TEZ-08795	19,346	41,408
TEZ-09159	22,182	25,190
TEZ-80199	9,898	11,240
TEZ-80465	8,742	9,927
TEZ-80466	2,315	2,628
TEZ-80467	42,082	47,789
TEZ-80581	27,239	30,933
TEZ-80608	7,425	8,432
TEZ-81448	2,314	2,628
TEZ-96151	38,784	44,043
TEZ-96746	76,925	87,356
TEZ-R0001	8,831	10,029
TEZ-R0047	20,555	23,343
TEZ-R0399	1,645	1,868
TEZ-R0727	2,315	2,628
TEZ-R0748	0	14,659
TEZ-R0754	81,132	92,133
TEZ-R0953	13,965	15,859
TEZ-R2267	7,488	8,503
TEZ-R2940	3,485	3,957

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
TEZ-R3643	$2,022	$2,296
TFA-19542	8,007	9,093
TFA-R5014	11,553	13,119
TFJ-R1802	0	6,824
TGP-R0114	0	8,645
TGP-R2165	0	21,966
TGP-R2190	0	25,807
TGP-R2200	0	16,463
TGP-R2202	14,459	16,420
TGP-R2203	11,567	13,136
TGP-R2226	0	25,548
TGP-R2227	0	4,795
TGP-R2389	0	8,130
TGP-R3181	31,663	35,957
TGP-R3342	6,868	7,799
TGP-R3408	5,553	6,306
TGY-R0400	3,163	3,592
TGY-R0757	0	8,475
TGY-R0761	14,315	16,257
TGY-R0838	40,434	45,917
TGY-R0851	2,418	2,745
TGY-R0857	28,509	32,375
TGY-R0861	17,923	20,354
TGY-R0876	7,973	9,054
TGY-R0883	15,666	17,790
TGY-R0937	4,549	5,166
TGY-R0979	16,402	36,218
TGY-R0984	2,013	2,286
TGY-R0985	1,362	1,547
TGY-R1021	1,558	1,770
TGY-R1022	3,440	3,906
TGY-R1029	19,136	21,731
TGY-R1083	0	41,401
TGY-R1084	4,560	5,178
TGY-R1106	0	6,984
TGY-R1150	7,952	9,030
TGY-R1251	7,994	9,078
TGY-R1379	2,296	2,607
TGY-R1782	14,298	16,237
TGY-R1871	8,436	9,580
TGY-R1886	5,302	6,021
TGY-R2052	4,249	4,826
TGY-R2063	24,369	27,673
TGY-R2137	9,124	10,362
TGY-R2217	4,339	4,927
TGY-R2221	2,446	2,778
TGY-R2321	2,253	2,559
TGY-R2387	8,249	9,367
TGY-R2444	2,136	2,425

KMP FUTURES FUND I LLC

 SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2013 and 2012

_______________

Member Identification Number	Capital Balance December 31, 2013	Capital Balance December 31, 2012
TGY-R2714	$4,916	$5,583
TGY-R2766	0	1,480
TGY-R2904	7,846	8,910
TGY-R3119	0	3,474
THC-13923	24,340	27,640
THC-R0181	3,245	3,685
THL-81968	3,021	3,431
THL-R0170	18,566	21,084
THL-R0852	5,808	6,595
THM-02893	3,447	3,915
THT-R1394	4,271	4,851
THT-R1488	7,401	8,405
THU-07377	6,802	7,724
TJC-R1267	4,489	5,098
TJE-80842	15,593	17,708
TJE-R1435	65,298	74,152
TJM-R3064	2,084	2,367
TJM-R5199	7,707	8,752
TJU-80949	4,229	4,803
TJU-R3826	1,660	1,885
TJU-R7643	19,465	22,105
TKC-81926	97,296	110,489
TKC-96552	7,096	8,058
TQA-80245	7,270	8,256
	$12,923,230	$18,620,471

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2014.

KMP Futures Fund I LLC

By:	Kenmar Preferred Investments, L.P.
Managing Member

	By:	/s/ David K. Spohr	Date: March 18, 2014
David K. Spohr
Senior Vice President and Director of Fund Administration & Chief Compliance Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 18, 2014.

KMP Futures Fund I LLC

By:	Kenmar Preferred Investments, L.P.
Managing Member

	By:	/s/ Kenneth A. Shewer	Date: March 18, 2014
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: March 18, 2014
David K. Spohr
Senior Vice President and Director of Fund Administration & Chief Compliance Officer
(Principal Financial/Accounting Officer)

