Form 10-Q
period 2014-03-31
KMP Futures Fund I LLC
filed 2014-05-12
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934F

For the quarter ended: March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission File Number: 000-53816

KMP FUTURES FUND I LLC

(Exact name of the Registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, Suite 2701, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(914) 307-7000

 (The Registrant’s telephone number, including area code)

900 King Street, Suite 100, Rye Brook, New York, 10573

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

Yes ☐ No ☒

KMP Futures Fund I LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2014

2

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

3

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents (see Note 2)	$2,009,096	$1,878,500
Receivable from Managing Member	21,261	92,314
Investment in securities, at fair value (cost $7,309,957 and $8,449,085 at March 31, 2014 and December 31, 2013, respectively)	7,257,710	8,376,757
Investment in Affiliated Investment Funds, at fair value (cost $1,971,841 and $2,631,160 at March 31, 2014 and December 31, 2013, respectively) (see Note 7)	1,687,094	2,888,202
Total assets	$10,975,161	$13,235,773

LIABILITIES
Management fees payable to Managing Member	$12,715	$14,326
Accrued expenses payable	116,009	109,022
Service fees payable	30,187	35,303
Redemptions payable	234,846	153,892
Total liabilities	393,757	312,543

MEMBERS’ CAPITAL (Net Asset Value)	10,581,404	12,923,230
Total liabilities and members’ capital	$10,975,161	$13,235,773

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014		December 31, 2013
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 362,039.461 and 418,413.690 at March 31, 2014 and December 31, 2013, respectively)	34.28%	$3,627,635	32.34%	$4,179,953
T. Rowe Price Short-Term Bond Fund (shares 757,844.429 and 876,159.551 at March 31, 2014 and December 31, 2013, respectively)	34.31%	3,630,075	32.48%	4,196,804
Total investment in securities (cost $7,309,957 and $8,449,085 at March 31, 2014 and December 31, 2013, respectively)	68.59%	$7,257,710	64.82%	$8,376,757

Investment in Affiliated Investment Funds:
CTA Choice EGLG	9.90%	$1,047,163	13.71%	$1,771,901
CTA Choice WTN	6.05%	639,931	8.64%	1,116,301
Total investment in Affiliated Investment Funds (cost $1,971,841 and $2,631,160 at March 31, 2014 and December 31, 2013, respectively)	15.95%	$1,687,094	22.35%	$2,888,202

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three months ended March 31,
	2014	2013
INVESTMENT INCOME
Interest income	$111	$131
Dividend income	19,053	30,093
Total investment income	19,164	30,224

EXPENSES
Management fees to Managing Member	82,141	123,130
Managing Member interest earned on Certain Investment Funds (see Note 4)	10,313	11,649
Services fees (see Note 6)	97,518	153,684
Operating expenses	66,175	101,168
Total expenses	256,147	389,631
General and administrative expenses borne by the Managing Member and affiliates	(21,261)	(31,965)
Net expenses	234,886	357,666
Net investment loss	(215,722)	(327,442)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain on investment in securities	(6,217)	904
Net change in unrealized appreciation/depreciation on investment in securities	20,081	(7,698)
Net gain (loss) from investment in securities	13,864	(6,794)
Net realized (loss) gain on investment in Affiliated Investment Funds	(641,221)	435,628
Net change in unrealized depreciation/appreciation on investment in Affiliated Investment Funds	(541,789)	25,141
Net (loss) gain from investment in Affiliated Investment Funds	(1,183,010)	460,769

NET (LOSS) INCOME	$(1,384,868)	$126,533

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

Members’ Capital

Three months ended March 31, 2014
Members’ capital at December 31, 2013	$12,923,230
Redemptions	(956,958)
Net loss for the three months ended March 31, 2014	(1,384,868)
Members’ capital at March 31, 2014	$10,581,404

Three months ended March 31, 2013
Members’ capital at December 31, 2012	$18,620,471
Redemptions	(539,783)
Net income for the three months ended March 31, 2013	126,533
Members’ capital at March 31, 2013	$18,207,221

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

Effective March 19, 2014, the Kenmar Group and the Olympia Group of Companies merged with the GEMS Group. In connection with the merger, certain changes in the corporate structure of the organization have occurred. Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Member”) who is the Managing Member of the Company, converted from a Delaware limited partnership to a Delaware limited liability company. Accordingly, the name changed to Kenmar Preferred Investments, LLC. Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC depending on the applicable period discussed. Kenmar Preferred has been delegated administrative authority over the operations of the Company.

The Company is a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company is subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). The Company meets the definition of an investment company in accordance with guidance under Accounting Standards Codification Topic 946 “Financial Services – Investment Companies”.

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

Effective March 17, 2014, ClariTy Managed Account & Analytics Platform, L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”)., ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. CTA Choice is an “umbrella fund” having multiple series, each of which is referred to as an “Affiliated Investment Fund”. Each Affiliated Investment Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Effective March 17, 2014, Kenmar Global Investment Management, L.P. changed its name and form of entity to Kenmar Global Investment Management LLC (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Company pays no management or incentive fees to the Asset Allocator.

The Company allocates approximately one-half of its Allocated Assets to each of CTA Choice WTN (“WTN”) and CTA Choice EGLG (“EGLG”), a segregated series of CTA Choice. Winton Capital Management Limited (“Winton”) is the Trading Advisor for WTN and manages the assets pursuant to its Winton’s Diversified Program. Eagle Trading Systems Inc. (“Eagle”) is the Trading Advisor for EGLG and manages the assets pursuant to its Eagle Global Program.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2014, the condensed statements of operations for the three months ended March 31, 2014 (“First Quarter 2014”) and for the three months ended March 31, 2013 (“First Quarter 2013”), and the condensed statements of changes in members’ capital for the First Quarter 2014 and the First Quarter 2013 are unaudited.

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of March 31, 2014 and the results of its operations for the First Quarter 2014 and the First Quarter 2013. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013.

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

The Company has elected not to provide a statement of cash flows since substantially all of the Company’s investments are carried at fair value and classified as Level 1 or Level 2 measurements in the fair value hierarchy table, the Company has little or no debt and a condensed statement of changes in members’ capital (Net Asset Value) is provided.

Consistent with standard business practice in the normal course of business, the Company has provided general indemnifications to the Managing Member, the Trading Advisors and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

There are no Level 3 investments on March 31, 2014 or December 31, 2013, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets measured at fair value using the fair value hierarchy:

March 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$7,257,710	$0	$0	$7,257,710
Investment in Affiliated Investment Funds, at fair value	$0	$1,687,094	$0	$1,687,094

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$8,376,757	$0	$0	$8,376,757
Investment in Affiliated Investment Funds, at fair value	$0	$2,888,202	$0	$2,888,202

B.	Cash and Cash Equivalents

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

The Company accounts for subscriptions, allocations and redemptions on a per Member capital account basis. The Company allocates profits and losses, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s capital in the Company during the month. Distributions (other than redemptions of capital) may be made at the sole discretion of the Managing Member on a pro rata basis in accordance with the Members’ respective capital balances. The Managing Member has not and does not presently intend to make any distributions.

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

B.	Trading Advisor Management and Incentive Fees

The Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on their respective Allocated Assets to the CTA Choice investments) and incentive fees for achieving “New High Net Trading Profits,” in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Trading Advisor	Management Fee	Incentive Fee
WTN	1.50%	20.00%
EGLG	2.00%	25.00%

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	COSTS, FEES AND EXPENSES (CONTINUED)

B.	Trading Advisor Management and Incentive Fees (Continued)

For the First Quarter 2014 and the First Quarter 2013, the Company paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, of $50,368 and $80,956, respectively.

For the First Quarter 2014 and the First Quarter 2013, the Company paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $12 and $39,141, respectively.

C.	Commissions

The Company, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 4.	MANAGING MEMBER AND AFFILIATES

The Company’s management fees to the Managing Member and operating expense cap are both calculated on the net assets of the Company at rates of 6.0% and 1.5% per annum, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short-term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. For the First Quarter 2014 and the First Quarter 2013, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $10,313 and $11,649, respectively.

The Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the First Quarter 2014 and the First Quarter 2013, the administrative services fee earned indirectly totaled $7,492 and $11,548, respectively.

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

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the First Quarter 2014 and the First Quarter 2013, the Company indirectly paid administrator fees totaling $7,028 and $8,323, respectively.

Effective January 1, 2013, the Company also pays administrator fees directly to GlobeOp. For the First Quarter 2014 and the First Quarter 2013, the Company directly paid GlobeOp administrator fees of $6,250 and $6,250, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents approximately 15.95% and 22.35% of the Net Asset Value of the Company at March 31, 2014 and December 31, 2013, respectively. The investment in Affiliated Investment Funds is reported in the Company’s condensed statements of financial condition at fair value and is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the First Quarter 2014 and the First Quarter 2013:

	Net Asset Value December 31, 2013	Purchases	Loss	Redemptions	Net Asset Value March 31, 2014
CTA Choice EGLG	$1,771,901	$1,131,617	$(1,150,335)	$(706,020)	$1,047,163
CTA Choice WTN	1,116,301	411,310	(32,675)	(855,005)	639,931
Total	$2,888,202	$1,542,927	$(1,183,010)	$(1,561,025)	$1,687,094

	Net Asset Value December 31, 2012	Purchases	Gain	Redemptions	Net Asset Value March 31, 2013
CTA Choice EGLG	$2,109,076	$681,947	$112,067	$(1,080,453)	$1,822,637
CTA Choice WTN	1,663,954	415,105	348,702	(1,139,259)	1,288,502
Total	$3,773,030	$1,097,052	$460,769	$(2,219,712)	$3,111,139

The Affiliated Investment Funds are redeemable monthly and require a redemption notice of 1-5 days. The Company may make additional contributions or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in the trading of futures including agricultural, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options on futures contracts.

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

	Total Capital Commitment March 31, 2014	Net asset value March 31, 2014	Remaining Capital Commitment March 31, 2014
CTA Choice EGLG	$4,959,439	$1,047,163	$3,912,276
CTA Choice WTN	5,951,167	639,931	5,311,236
Total	$10,910,606	$1,687,094	$9,223,512

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	Three months ended March 31,
	2014	2013
Management fees to Managing Member	$82,141	$123,130
Managing Member interest earned on Certain Investment Funds	10,313	11,649
Operating expenses	14,602	34,752
	$107,056	$169,531
General and administrative expenses borne by the Managing Member and its affiliates	(21,261)	(31,965)
Total	$85,795	$137,566

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of March 31, 2014 and December 31, 2013, were $33,505 and $41,304, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of March 31, 2014 and December 31, 2013. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents the financial highlights of the Company for the First Quarter 2014 and the First Quarter 2013. This information has been derived from information presented in the condensed financial statements:

	Three months ended March 31,
	2014	2013
Total return (1),(4)	(10.92)%	0.68%
Total expenses (2),(4)	8.09%	7.78%
Net investment loss (2), (3), (4)	(7.43)%	(7.12)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.

(1)	Not Annualized.
(2)	Annualized.
(3)	Represents interest and dividend income less total expenses.
(4)	Net of general and administrative expenses borne by the Managing Member and affiliates.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of April 30, 2014:

	Total Capital Commitment April 30, 2014	Net Asset Value April 30, 2014	Remaining Capital Commitment April 30, 2014
CTA Choice EGLG	$5,339,750	$1,110,029	$4,229,721
CTA Choice WTN	5,363,748	1,008,000	4,355,748
Total	$10,703,498	$2,118,029	$8,585,469

From April 1, 2014 through May 12, 2014, there were redemptions of $145,169 effective for April 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2014 (“First Quarter 2014”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should”, “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Member and its Affiliates

Effective March 17, 2014, Kenmar Preferred Investments, L.P. changed its name and form of entity to Kenmar Preferred Investments, LLC (”Kenmar Preferred” or the “Managing Member”). Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC depending on the applicable period discussed. Kenmar Preferred is the managing member of the Registrant, and has administrative authority over the operations of the Registrant.

The Managing Member’s predecessor and affiliates have been sponsoring and managing single and multi-advisor funds for over two decades. Effective April 1, 2014, the principal office of the Registrant is c/o Kenmar Preferred Investments, L.P., 1211 Avenue of the Americas, Suite 2701, New York, New York 10036. Prior to April 1, 2014, the principal office of the Registrant was 900 King Street, Suite 100, Rye Brook, New York 10573. The telephone number of the Registrant and the Managing Member is (914) 307-7000.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund.” Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. Effective March 17, 2014, ClariTy Managed Account & Analytics Platform, L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”)., ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. The Registrant allocates approximately one-half of its Allocated Assets to each of the following CTA Funds:

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

Fees and Expenses

Management Fee

The Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of the Registrant as of the beginning of the month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2013 (the ” Registrant’s 2013 Annual Report”), which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

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

New High Net Trading Profits (for purposes of calculating an Trading Advisor’s incentive fees) and paid as of the close of business of the last day of each calendar quarter (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Member on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, the Registrant’s pro rata share of the expenses of any Affiliated Investment Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Affiliated Investment Fund, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrants meetings and preparing, printing and mailing of proxy statements and reports to Members, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of March 31, 2014, is set forth under Items 2 and 3 herein.

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

The Managing Member has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

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

The investment in Affiliated Investment Funds is reported in the Registrant’s condensed statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at March 31, 2014, $7,257,710 or 81.14% of the Registrant’s investments were classified as Level 1 and $1,687,094 or 18.86% as Level 2. Of the Registrant’s investments at December 31, 2013, $8,376,757 or 74.36% of the Registrant’s investments were classified as Level 1 and $2,888,202 or 25.64% as Level 2. There are no Level 3 investments at March 31, 2014 or December 31, 2013, nor any portion of the interim periods.

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

Subscriptions and Redemptions

First Quarter 2014

Subscriptions of interests for the First Quarter 2014 were $0. Redemptions of interests for the First Quarter 2014 were $956,958.

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

Market Overview

Following is a market overview for the First Quarter 2014 and the First Quarter 2013:

First Quarter 2014

Market was volatile in the first quarter and it was a more difficult environment for trading, as compared to 2013. Political unrest and the prospect of higher interest rates gave indications that the market regime may be changing.

Market movers over the quarter included the progress of Abenomics, the pace of Federal Reserve tapering, outlook for growth in developed and emerging markets and, late in the quarter, the outbreak of Ukraine-Russian tensions. The situation in the Crimea had a particularly strong impact on global commodities.

After a euphoric end to the year, global equity markets began the first quarter on a depressed note as risk aversion swept through the marketplace. China growth concerns combined with emerging market turmoil diminished investor enthusiasm. In February, the United States (“U.S.”) rally resumed strongly while European and Pacific Rim markets generally lagged. Thereafter, the major equity markets generally offered little opportunity. Consistent with the equity rout in January, global bond markets rallied in January as investors sought a safe haven. Thereafter, global bond markets settled in to a period of consolidation as investors weighed growth prospects.

In currency markets, after a long period of coordinated global central bank activity, the first quarter witnessed the beginnings of actual and anticipated policy decoupling. The Royal Bank of New Zealand was the first central bank to tighten in March and stronger growth in the UK increased expectations they could be next to follow. In the U.S., a mixed message from Federal Reserve Chairman Yellen initially kept the U.S. dollar in a narrow trading range but positive economic reports combined with safe haven buying, as Ukraine-Russian tensions intensified, supported the greenback later. Europe at the other end of the spectrum continued to struggle due to weakness in many Eurozone countries outside of Germany. The euro has nonetheless rallied confounding efforts to use devaluation to support the economies in this zone. In Japan, after a successful weakening of the currency for much of the 4th quarter 2013, investors sought out the safe haven currency putting a temporary halt to its decline.

A variety of events impacted the commodity markets including strikes in South Africa, Ukraine-Russian tensions, freezing temperatures in the U.S., and drought in South America. The strongest moves during the quarter were witnessed in the traditional commodity markets: grain, meats and softs. In grains, prices of corn and wheat moved sharply higher on concerns of supply disruptions out of Ukraine, aptly named the European Bread Basket, as it is a major exporter in these markets. Prices of soybeans also rallied sharply as weather concerns in Brazil led to worries over near-term supply amid strong demand. Dry weather Brazil also sent coffee prices sharply higher. Finally, in meats, the outbreak of PED propelled hog prices.

First Quarter 2013

The first quarter was marked by surging optimism in the global financial markets, with emphasis on the U.S. The resolution of the fiscal cliff, growing signs that the deleveraging headwinds on consumers were fading, continued robust housing data, and the improving job market all boosted hopes that the U.S. economy was on the verge of a multi-year reflation. The bold steps of Japanese policymakers to shake their economy from long-term inactivity advanced their stock markets and gave a massive jolt to consumer and business confidence. Sovereign debt markets continued to stabilize in Europe despite the flare up in Cyprus. China and other emerging markets showed signs that they were reaccelerating after the slowdown in 2012. Global PMIs lifted up in the first quarter. Risk assets soared, especially in the U.S., as the markets looked ahead to a year with no major worries of financial dislocation, expectations of firming growth, and still accommodative monetary policy.

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

Despite the rally in risk assets and the fading of flight to safety, the greenback rallied quickly as expectations of U.S. economic resurgence gained ground. The Dollar Index jumped 4.02%. The Euro failed to hold onto the gains at the beginning of the year and fell back to below 1.30 by the end of the quarter, losing 2.81% against the dollar. The British pound plunged 6.57% against the U.S. dollar as poor economic performance and widening current account deficit took their toll. The Japanese yen continued its rapid decline, dropping 8.68%, due to the Bank of Japan’s announcement of Quantitative Easing. The commodity currencies were mixed—the Australian dollar edged up 0.15% against the greenback but the Canadian dollar dropped 2.17%.

U.S. equities experienced their best first quarter since 1997. The gains were broad-based, with transportation and financials leading the way. The Dow, the S&P 500, and NASDAQ gained approximately 11.25%, 10.61%, and 8.21%, respectively, for the quarter. European stocks experienced more moderate gains. The STOXX 600, a broad measure of European equities, climbed 2.31%, in dollar terms. The CAC, the DAX, and the FTSE 100 closed the quarter with gains of approximately 2.48%, 2.40%, and 8.71%, respectively. Asian markets were more mixed. The Nikkei soared 19.27%, after climbing 17.2% in the previous quarter. However, the Hang Seng declined 1.58%. The Korean Kospi edged up 0.39%. The Australian All Ordinaries Index rose 6.76%.

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

The grains complex was mixed. Wheat prices dropped 8.94% as U.S. weather threats diminished. On the other hand, corn and soybeans held their ground. The softs complex suffered significant losses, notably sugar, which declined 10.31% on reports that India’s production would be higher than earlier estimates. Coffee fell 8.20%.

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)     the major sectors to which the Registrant’s assets were indirectly allocated as of the First Quarter 2014 and the First Quarter 2013, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)     a discussion of the Registrant’s indirect trading results for the major sectors in which the Registrant traded for the First Quarter 2014 and the First Quarter 2013.

First Quarter 2014

As of March 31, 2014, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	22.93%
Energies	7.27%
Grains	8.91%
Indices	26.70%
Interest Rates	22.32%
Meats	0.22%
Metals	9.86%
Tropicals	1.79%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2014 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the Canadian dollar and British pound. The majority of its losses were incurred in the Japanese yen and the Euro.

Energies: (-) The Registrant experienced a majority of its gains in natural gas. The majority of its losses were incurred in RBOB gasoline.

Grains: (-) The Registrant experienced a majority of its gains in wheat. The majority of its losses were incurred in corn.

Indices: (-) The Registrant experienced no gains. The majority of losses were incurred in Pacific Rim and European indices.

Interest Rates: (+) The Registrant experienced a majority of its gains in Pacific Rim rates. The majority of its losses were incurred in U.S. rates.

Meats: (+) The Registrant experienced a majority of its gains in live hogs and live cattle. There were no losses incurred.

Metals: (-) The Registrant experienced a majority of its gains in nickel. The majority of its losses were incurred in gold and silver.

Tropicals: (-) The Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in coffee.

First Quarter 2013

As of March 31, 2013, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	15.25%
Energies	11.72%
Grains	4.69%
Indices	27.54%
Interest Rates	24.99%
Meats	0.21%
Metals	12.77%
Tropicals	2.83%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for the First Quarter 2013 were as follows:

Currencies: (+) The Registrant experienced a majority of its gains in the Japanese yen and the Euro. The majority of its losses were incurred in the British pound and the Swiss franc.

Energies: (+) The Registrant experienced a majority of its gains in natural gas and heating oil. The majority of its losses were incurred in crude oil.

Grains: (-) The Registrant experienced a majority of its gains in wheat. The majority of its losses were incurred in corn and soybeans.

Indices: (+) The Registrant experienced a majority of its gains in the Nikkei index and the S&P 500 Mini index. The majority of its losses were incurred in the Hang Seng index.

Interest Rates: (-) The Registrant experienced a majority of its gains in Japanese government bonds and the German bobl. The majority of its losses were incurred in U.S. treasury notes and the London gilt.

Meats: (+) The Registrant experienced a majority of its gains in cattle. The majority of its losses were incurred in hogs.

Metals: (-) The Registrant experienced a majority of its gains in gold. The majority of its losses were incurred in silver and copper.

Tropicals: (+) The Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in cocoa.

Results of Operations

First Quarter 2014

The Net Asset Value of the Registrant as of March 31, 2014 was $10,581,404, a decrease of $2,341,826 from the December 31, 2013 Net Asset Value of $12,923,230, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for the First Quarter 2014 was (10.92)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the First Quarter 2014 was approximately $14,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the First Quarter 2014 was approximately $1,183,000.

Dividend income for the First Quarter 2014 was approximately $19,000, a decrease of approximately $11,000, as compared to the First Quarter 2013.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2014 were approximately $6,000, a decrease of approximately $4,000 as compared to the First Quarter 2013, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2014 were approximately $50,000, a decrease of approximately $31,000 as compared to the First Quarter 2013, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the First Quarter 2014 were approximately $82,000, a decrease of approximately $41,000 as compared to the First Quarter 2013, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2014 were approximately $0.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2014 was approximately $7,000, a decrease of approximately $5,000 as compared to the First Quarter 2013, primarily due to the decrease in the Net Asset Value discussed above.

Service fees for the First Quarter 2014 were approximately $98,000, a decrease of approximately $56,000 as compared to the First Quarter 2013, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the First Quarter 2014 was approximately $10,000, a decrease of approximately $2,000 as compared to the First Quarter 2013.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the First Quarter 2014 were approximately $66,000.

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

Brokerage Commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $10,000, a decrease of approximately $28,000 as compared to the First Quarter 2012, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $81,000, a decrease of approximately $33,000 as compared to the First Quarter 2012, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the First Quarter 2013 were approximately $123,000, a decrease of approximately $38,000 as compared to the First Quarter 2012, primarily due to the decrease in the Net Asset Value discussed above.

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

ClariTy Managed Account fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $12,000, a decrease of approximately $4,000 as compared to the First Quarter 2012, primarily due to the decrease in the Net Asset Value discussed above.

Service fees for the First Quarter 2013 were approximately $154,000, a decrease of approximately $73,000 as compared to the First Quarter 2012, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on investment funds for the First Quarter 2013 was approximately $12,000, an increase of approximately $1,000 as compared to the First Quarter 2012.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the First Quarter 2013 were approximately $101,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2014.

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

The Registrant’s contractual obligations are with the Managing Member, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisor through the CTA Funds and commencing January 1, 2010, management fees to the Managing Member, are calculated as a fixed percentage of the Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor through the CTA Funds are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, therefore a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2013.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant’s market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Member and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of the Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Members must be prepared to lose all or substantially all of their investment in the Registrant.

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

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Registrant’s management, including the Managing Member’s Chairman and Chief Operating Officer and Chief Compliance Officer (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s Chairman and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2014. Based upon such evaluation, the Managing Member’s Chairman and Chief Operating Officer and Chief Compliance Officer have concluded that, as of March 31, 2014, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2014 to March 31, 2014, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, LLC,
its Managing Member

	By:	/s/ Kenneth A. Shewer		Date:May 12, 2014
		Name:	Kenneth A. Shewer
		Title:	Chairman
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date:May 12, 2014
		Name:	David K. Spohr
		Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

