Form 10-Q
period 2014-06-30
KMP Futures Fund I LLC
filed 2014-08-13
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _______________________

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

June 30, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

3

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents (see Note 2)	$1,232,931	$1,878,500
Receivable from Managing Member	82,811	92,314
Investment in securities, at fair value (cost $6,730,408 and $8,449,085 at June 30, 2014 and December 31, 2013, respectively)	6,702,333	8,376,757
Investment in Affiliated Investment Funds, at fair value (cost $2,362,556 and $2,631,160 at June 30, 2014 and December 31, 2013, respectively) (see Note 7)	2,326,198	2,888,202
Total assets	$10,344,273	$13,235,773

LIABILITIES
Management fees payable to Managing Member	$11,616	$14,326
Interest payable to managing member	1,225	0
Accrued expenses payable	95,521	109,022
Service fees payable	27,921	35,303
Redemptions payable	247,817	153,892
Total liabilities	384,100	312,543

MEMBERS’ CAPITAL (Net Asset Value)	9,960,173	12,923,230

Total liabilities and members’ capital	$10,344,273	$13,235,773

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014		December 31, 2013
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 332,818.281 and 418,413.690 at June 30, 2014 and December 31, 2013, respectively)	33.62%	$3,348,152	32.34%	$4,179,953
T. Rowe Price Short-Term Bond Fund (shares 698,787.671 and 876,159.551 at June 30, 2014 and December 31, 2013, respectively)	33.68%	3,354,181	32.48%	4,196,804
Total investment in securities (cost $6,730,408 and $8,449,085 at June 30, 2014 and December 31, 2013, respectively)	67.30%	$6,702,333	64.82%	$8,376,757

Investment in Affiliated Investment Funds:
CTA Choice EGLG	14.94%	$1,487,838	13.71%	$1,771,901
CTA Choice WTN	8.42%	838,360	8.64%	1,116,301
Total investment in Affiliated Investment Funds (cost $2,362,556 and $2,631,160 at June 30, 2014 and December 31, 2013, respectively)	23.36%	$2,326,198	22.35%	$2,888,202

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income	$111	$108	$222	$239
Dividend income	19,125	29,778	38,178	59,871
Total investment income	19,236	29,886	38,400	60,110

EXPENSES
Management fees to Managing Member	71,969	121,979	154,110	245,109
Managing Member interest earned on Certain Investment Funds (see Note 4)	14,664	16,781	24,977	28,430
Services fees (see Note 6)	84,940	149,191	182,458	302,875
Operating expenses	100,778	77,688	166,953	178,856
Total expenses	272,351	365,639	528,498	755,270
General and administrative expenses borne by the Managing Member and affiliates	(61,550)	(9,896)	(82,811)	(41,861)
Net expenses	210,801	355,743	445,687	713,409
Net investment loss	(191,565)	(325,857)	(407,287)	(653,299)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(2,589)	(1,987)	(8,806)	(1,083)
Net change in unrealized appreciation/ depreciation on investment in securities	24,171	(111,312)	44,252	(119,010)
Net gain (loss) from investment in securities	21,582	(113,299)	35,446	(120,093)
Net realized (loss) gain on investment in Affiliated Investment Funds	(118,221)	510,238	(759,442)	945,866
Net change in unrealized appreciation/ depreciation on investment in Affiliated Investment Funds	248,389	(1,235,497)	(293,400)	(1,210,356)
Net gain (loss) from investment in Affiliated Investment Funds	130,168	(725,259)	(1,052,842)	(264,490)

NET LOSS	$(39,815)	$(1,164,415)	$(1,424,683)	$(1,037,882)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

Members’ Capital

Six months ended June 30, 2014
Members’ capital at December 31, 2013	$12,923,230
Redemptions	(1,538,374)
Net loss for the six months ended June 30, 2014	(1,424,683)
Members’ capital at June 30, 2014	$9,960,173

Six months ended June 30, 2013
Members’ capital at December 31, 2012	$18,620,471
Redemptions	(1,334,126)
Net loss for the six months ended June 30, 2013	(1,037,882)
Members’ capital at June 30, 2013	$16,248,463

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

Effective March 17, 2014, ClariTy Managed Account & Analytics Platform, L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. CTA Choice is an “umbrella fund” having multiple series, each of which is referred to as an “Affiliated Investment Fund”. Each Affiliated Investment Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Effective March 17, 2014, Kenmar Global Investment Management, L.P. changed its name and form of entity to Kenmar Global Investment Management, LLC (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Company pays no management or incentive fees to the Asset Allocator.

The Company allocates approximately one-half of its Allocated Assets to each of CTA Choice WTN (“WTN”) and CTA Choice EGLG (“EGLG”), a segregated series of CTA Choice. Winton Capital Management Limited (“Winton”) is the Trading Advisor for WTN and manages the assets pursuant to its Diversified Program. Eagle Trading Systems Inc. (“Eagle”) is the Trading Advisor for EGLG and manages the assets pursuant to its Global Program.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2014, the condensed statements of operations for the three months ended June 30, 2014 (“Second Quarter 2014”), for the six months ended June 30, 2014 (“Year-To-Date 2014”), for the three months ended June 30, 2013 (“Second Quarter 2013”) and for the six months ended June 30, 2013 (“Year-To-Date 2013”) and the condensed statements of changes in members’ capital for the Year-To-Date 2014 and the Year-To-Date 2013 are unaudited.

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of June 30, 2014 and the results of its operations for the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

There are no Level 3 investments on June 30, 2014 or December 31, 2013, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets measured at fair value using the fair value hierarchy:

June 30, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$6,702,333	$0	$0	$6,702,333
Investment in Affiliated Investment Funds, at fair value	$0	$2,326,198	$0	$2,326,198

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$8,376,757	$0	$0	$8,376,757
Investment in Affiliated Investment Funds, at fair value	$0	$2,888,202	$0	$2,888,202

B.	Cash and Cash Equivalents

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

B.	Trading Advisor Management and Incentive Fees

The Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on their respective Allocated Assets to the CTA Choice investments) and incentive fees for achieving “New High Net Trading Profits”, in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Trading Advisor	Management Fee	Incentive Fee
WTN	1.50%	20.00%
EGLG	2.00%	25.00%

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	COSTS, FEES AND EXPENSES (CONTINUED)

B.	Trading Advisor Management and Incentive Fees (Continued)

For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Company paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, of $45,796, $78,594, $96,164 and $159,550, respectively.

For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Company paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $40,401, $607, $40,413 and $39,748, respectively.

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

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short-term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $14,664, $16,781, $24,977 and $28,430, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING MEMBER AND AFFILIATES (CONTINUED)

The Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the administrative services fee earned indirectly totaled $6,542, $11,313, $14,034 and $22,861, respectively.

Note 5.	ADMINISTRATOR

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company, serves as the administrator of the Company. The Administrator performs or supervises the performance of services necessary for the operation and administration of the Company (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Company’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Company, including those required by CFTC Rule 4.23(a). SS&C GlobeOp also serves as the administrator of the Affiliated Investment Funds.

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Company indirectly paid administrator fees totaling $7,749, $7,713, $14,777 and $16,036, respectively.

The Company also pays administrator fees directly to SS&C GlobeOp. For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Company directly paid GlobeOp administrator fees of $7,397, $6,250, $13,647 and $12,500, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents approximately 23.36% and 22.35% of the Net Asset Value of the Company at June 30, 2014 and December 31, 2013, respectively. The investment in Affiliated Investment Funds is reported in the Company’s condensed statements of financial condition at fair value and is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the Year-To-Date 2014 and the Year-To-Date 2013:

	Net Asset Value December 31, 2013	Purchases	Gain (Loss)	Redemptions	Net Asset Value June 30, 2014
CTA Choice EGLG	$1,771,901	$1,625,930	$(1,203,974)	$(706,019)	$1,487,838
CTA Choice WTN	1,116,301	691,113	151,132	(1,120,186)	838,360
Total	$2,888,202	$2,317,043	$(1,052,842)	$(1,826,205)	$2,326,198

	Net Asset Value December 31, 2012	Purchases	Gain (Loss)	Redemptions	Net Asset Value June 30, 2013
CTA Choice EGLG	$2,109,076	$1,200,799	$(470,565)	$(1,862,014)	$977,296
CTA Choice WTN	1,663,954	1,003,592	206,075	(1,722,088)	1,151,533
Total	$3,773,030	$2,204,391	$(264,490)	$(3,584,102)	$2,128,829

The Affiliated Investment Funds are redeemable monthly and require a redemption notice of 1-5 days. The Company may make additional contributions to or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in the trading of futures including agricultural, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options on futures contracts.

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

	Total Capital Commitment June 30, 2014	Net asset value June 30, 2014	Remaining Capital Commitment June 30, 2014
CTA Choice EGLG	$5,048,281	$1,487,838	$3,560,443
CTA Choice WTN	5,231,972	838,360	4,393,612
Total	$10,280,253	$2,326,198	$7,954,055

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Management fees to Managing Member	$71,969	$121,979	$154,110	$245,109
Managing Member interest earned on Certain Investment Funds	14,664	16,781	24,977	28,430
Operating expenses	20,588	22,208	35,190	56,960
	$107,221	$160,968	$214,277	$330,499
General and administrative expenses borne by the Managing Member and its affiliates	(61,550)	(9,896)	(82,811)	(41,861)
Total	$45,671	$151,072	$131,466	$288,638

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of June 30, 2014 and December 31, 2013, were $32,706 and $41,304, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of June 30, 2014 and December 31, 2013. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents the financial highlights of the Company for the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013. This information has been derived from information presented in the condensed financial statements:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2014		June 30, 2013
Total return (1), (4)	(0.41)%	(11.28)%	(6.65)%	(6.02)%
Total expenses (2), (4)	8.16%	8.08%	8.08%	7.94%
Net investment loss (2), (3), (4)	(7.42)%	(7.38)%	(7.40)%	(7.27)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total return and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.

(1)	Not Annualized.
(2)	Annualized.
(3)	Represents interest and dividend income less total expenses.
(4)	Net of general and administrative expenses borne by the Managing Member and affiliates.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of July 31, 2014:

	Total Capital Commitment July 31, 2014	Net asset value July 31, 2014	Remaining Capital Commitment July 31, 2014
CTA Choice EGLG	$4,877,620	$1,455,307	$3,422,313
CTA Choice WTN	4,892,012	905,588	3,986,424
Total	$9,769,632	$2,360,895	$7,408,737

From July 1, 2014 through August 13, 2014, there were redemptions of $127,462 effective for July 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2014 (“Second Quarter 2014”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should”, “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Member and its Affiliates

Effective March 17, 2014, Kenmar Preferred Investments, L.P. changed its name and form of entity to Kenmar Preferred Investments, LLC (“Kenmar Preferred” or the “Managing Member”). Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC depending on the applicable period discussed. Kenmar Preferred is the managing member of the Registrant, and has administrative authority over the operations of the Registrant.

The Managing Member’s predecessor and affiliates have been sponsoring and managing single and multi-advisor funds for over two decades. Effective April 1, 2014, the principal office of the Registrant is c/o Kenmar Preferred Investments, LLC, 1211 Avenue of the Americas, Suite 2701, New York, New York 10036. Prior to April 1, 2014, the principal office of the Registrant was 900 King Street, Suite 100, Rye Brook, New York 10573. The telephone number of the Registrant and the Managing Member is (914) 307-7000.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. Effective March 17, 2014, ClariTy Managed Account & Analytics Platform, L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. The Registrant allocates approximately one-half of its Allocated Assets to each of the following CTA Funds:

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

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Member on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, the Registrant’s pro rata share of the expenses of any Affiliated Investment Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Affiliated Investment Fund, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrant’s meetings and preparing, printing and mailing of proxy statements and reports to Members, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of June 30, 2014, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments at June 30, 2014, $6,702,333 or 74.24% were classified as Level 1 and $2,326,198 or 25.76% as Level 2. Of the Registrant’s investments at December 31, 2013, $8,376,757 or 74.36% were classified as Level 1 and $2,888,202 or 25.64% as Level 2. There are no Level 3 investments at June 30, 2014 or December 31, 2013, nor any portion of the interim periods.

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

Subscriptions and Redemptions

Second Quarter 2014

Subscriptions of interests for the Second Quarter 2014 were $0. Redemptions of interests for the Second Quarter 2014 were $581,416.

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

Market Overview

Following is a market overview for the Second Quarter 2014 and the Second Quarter 2013:

Second Quarter 2014

The global capital markets are slowly moving towards a more divergent monetary policy environment, which has begun to create trading opportunities for certain CTAs in the second quarter. Ukraine-Russian tensions, the future course of ECB and Federal Reserve Bank actions, in addition to disparate Chinese economic releases moved market over the second quarter.

In the U.S., many investors still believe that Fed tightening is off in the distance because inflation remains low and growth mixed. This belief supported equity and bond markets during the second quarter. Safe haven buying also served to put a floor under bond prices. However, in the background, the Fed is gradually removing quantitative easing and indeed Fed bond buying is scheduled to end by the fall. At that time, a more divergent market environment could develop here.

In the UK, the economic picture, which is perhaps a step ahead of the US, is a bit brighter and as a result fears of Bank of England tightening are closer to the present. This ultimately weighed on FTSE as it fell off mid-quarter highs marked in May; prices in the gilt similarly fell late in the quarter but received a bit of lift as the BOE sought to temper expectations for high rates in the immediate term.

Japan raised sales taxes in the beginning of the quarter, but so far that has not seemed to have pushed the economy into a recession. Abe’s structural reform program appears to be slowly moving forward. Any monetary tightening from Japan seems a bit more distant than in the US.

Conversely, in the Euro-Zone sluggish growth and low inflation paved the way for expectations that the ECB will continue to provide monetary stimulus. As such, German bund prices rose as inflationary readings fell and the DAX ended higher. It seems likely that monetary stimulus will be the longest lasting here compared to other developed markets.

In currency markets, volatility fell to multi-year lows as investors tried to find direction. In major currencies, the Japanese yen stayed within a relatively tight trading range. The British pound trended sharply higher as a string of strong economic readings sparked speculation that the BOE would be the first major central bank to raise the benchmark interest rates. The Australian dollar also rallied during the quarter as improving manufacturing in China buoyed the commodity currency. Conversely, sluggish readings in Europe weighed on the Euro as expectations increased for further ECB stimulus. The U.S. dollar was mixed, ultimately ending the period slightly off its first quarter close as vacillated on expectations for Federal Reserve activity. Finally, in other markets, the New Zealand dollar was lifted as the country again increased rates while the Norwegian krone slid lower on poor economic readings and increasing expectations for further interest rate reductions; the Swedish krona also moved lower during the 2nd quarter.

In the energies, crude oil was supported as global tensions rose. However, a jump in crude prices in response to crises in Iraq, Libya and the Ukraine did not emerge. In base metals, particularly zinc, prices rallied amid growing global demand and shrinking inventories. Better Chinese economic figures added impetus to the upward price move. Finally, in agricultural markets, grain prices made significant price moves lower – notably in corn and wheat – as perfect weather so far in the U.S. growing region is pointing to an abundance of supply at harvest.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)    the major sectors to which the Registrant’s assets were indirectly allocated as of the Second Quarter 2014 and the Second Quarter 2013, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)    a discussion of the Registrant’s indirect trading results for the major sectors in which the Registrant traded for the Second Quarter 2014 and the Second Quarter 2013.

Second Quarter 2014

As of June 30, 2014, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	37.35%
Energies	9.07%
Grains	5.78%
Indices	21.20%
Interest Rates	12.60%
Meats	0.17%
Metals	13.42%
Tropicals	0.41%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2014 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the British Pound, Brazilian real and Canadian dollar. The majority of its losses were incurred in the Japanese yen, euro and Swiss franc.

Interest Rates: (+) Registrant experienced a majority of its gains in European, Pacific rim and U.S. rates. There were no losses.

Indices: (+) Registrant experienced gains in U.S. European and Pacific Rim stock indices. There were no losses.

Energies: (-) Registrant experienced a majority of its gains in crude oil. The majority of its losses were incurred in heating oil.

Metals: (-) Registrant experienced a majority of its gains in nickel. The majority of its losses were incurred in copper, gold and silver.

Grains: (-) Registrant experienced no gains. The majority of its losses were incurred in soybeans.

Tropicals: (-) Registrant experienced a majority of its gains in cocoa. The majority of its losses were incurred in sugar.

Meats: (+) Registrant experienced a majority of its gains in live cattle. The majority of its losses were incurred in live hogs.

Second Quarter 2013

As of June 30, 2013, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	21.18%
Energies	5.50%
Grains	7.29%
Indices	15.06%
Interest Rates	5.76%
Meats	0.49%
Metals	43.52%
Tropicals	1.20%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2013 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the Japanese yen. The majority of its losses were incurred in the Euro.

Energies: (-) The Registrant experienced a majority of its gains in gas oil. The majority of its losses were incurred in crude oil.

Grains: (+) The Registrant experienced a majority of its gains in soybeans. The majority of its losses were incurred in corn.

Indices: (+) The Registrant experienced a majority of its gains in the Nikkei index. The majority of its losses were incurred in the FTSE 100.

Interest Rates: (-) The Registrant experienced a majority of its gains in Euro-BTP futures. The majority of its losses were incurred in the German bobl.

Meats: (+) The Registrant experienced a majority of its gains in live hogs. There were no losses incurred.

Metals: (+) The Registrant experienced a majority of its gains in gold. The majority of its losses were incurred in aluminum.

Tropicals: (+) The Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in cocoa.

Results of Operations

Year-To-Date 2014

The Net Asset Value of the Registrant as of June 30, 2014 was $9,960,173, a decrease of $2,963,057 from the December 31, 2013 Net Asset Value of $12,923,230, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for the Year-To-Date 2014 was (11.28)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2014 was approximately $35,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2014 was approximately $1,053,000.

Dividend income for the Year-To-Date 2014 was approximately $38,000, a decrease of approximately $22,000, as compared to the Year-To-Date 2013.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $12,000, a decrease of approximately $9,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $96,000, a decrease of approximately $64,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the Year-To-Date 2014 were approximately $154,000, a decrease of approximately $91,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $40,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 was approximately $14,000, a decrease of approximately $9,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Service fees for the Year-To-Date 2014 were approximately $182,000, a decrease of approximately $121,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the Year-To-Date 2014 was approximately $25,000, a decrease of approximately $3,000 as compared to the Year-To-Date 2013.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Year-To-Date 2014 were approximately $167,000.

Year-To-Date 2013

The Net Asset Value of the Registrant as of June 30, 2013 was $16,248,463, a decrease of $2,372,008 from the December 31, 2012 Net Asset Value of $18,620,471, primarily due to investor redemptions during the quarter.

The Registrant’s performance for the Year-To-Date 2013 was (6.02)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the Year-To-Date 2013 was approximately $120,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2013 was approximately $264,000.

Dividend income for the Year-To-Date 2013 was approximately $60,000, a decrease of approximately $42,000, as compared to the Year-To-Date 2012.

Brokerage Commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $21,000, a decrease of approximately $45,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $160,000, a decrease of approximately $57,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the Year-To-Date 2013 were approximately $245,000, a decrease of approximately $71,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the Net Asset Value discussed above.

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

ClariTy Managed Account fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $23,000, a decrease of approximately $8,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the Net Asset Value discussed above.

Service fees for the Year-To-Date 2013 were approximately $303,000, a decrease of approximately $127,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on investment funds for the Year-To-Date 2013 was approximately $28,000, a decrease of approximately $25,000 as compared to the Year-To-Date 2012.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Year-To-Date 2013 were approximately $179,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Registrant’s management, including the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Second Quarter 2014. Based upon such evaluation, the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of June 30, 2014, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2014 to June 30, 2014, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2	Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3	Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1	Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2	Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3	Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4	Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5	FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6	ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)
10.7	Amendment to ISDA Master Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8	Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9	Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on August 17, 2012)

99.2	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on November 5, 2012)

99.3	Notice to Members of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, LLC,
its Managing Member

	By:	/s/ Jim Parrish		Date: August 13, 2014
		Name:	Jim Parrish
		Title:	President
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 13, 2014
		Name:	David K. Spohr
		Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

