Form 10-Q
period 2014-09-30
KMP Futures Fund I LLC
filed 2014-11-12
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   September 30, 2014

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

September 30, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

3

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2014 (Unaudited) and December 31, 2013

_______________

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents (see Note 2)	$1,360,549	$1,878,500
Receivable from Managing Member	103,973	92,314
Investment in securities, at fair value (cost $6,532,436 and $8,449,085 at September 30, 2014 and December 31, 2013, respectively)	6,476,981	8,376,757
Investment in Affiliated Investment Funds, at fair value (cost $2,119,639 and $2,631,160 at September 30, 2014 and December 31, 2013, respectively) (see Note 7)	2,548,023	2,888,202
Total assets	$10,489,526	$13,235,773

LIABILITIES
Management fees payable to Managing Member	$11,998	$14,326
Accrued expenses payable	110,702	109,022
Service fees payable	28,600	35,303
Redemptions payable	98,021	153,892
Total liabilities	249,321	312,543
MEMBERS’ CAPITAL (Net Asset Value)	10,240,205	12,923,230

Total liabilities and members’ capital	$10,489,526	$13,235,773

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2014 (Unaudited) and December 31, 2013

_______________

	September 30, 2014		December 31, 2013
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 323,151.709 and 418,413.690 at September 30, 2014 and December 31, 2013, respectively)	31.65%	$3,241,211	32.34%	$4,179,953
T. Rowe Price Short-Term Bond Fund (shares 678,358.448 and 876,159.551 at September 30, 2014 and December 31, 2013, respectively)	31.60%	3,235,770	32.48%	4,196,804
Total investment in securities (cost $6,532,436 and $8,449,085 at September 30, 2014 and December 31, 2013, respectively)	63.25%	$6,476,981	64.82%	$8,376,757

Investment in Affiliated Investment Funds:
CTA Choice EGLG	14.63%	$1,497,925	13.71%	$1,771,901
CTA Choice WTN	10.25%	1,050,098	8.64%	1,116,301
Total investment in Affiliated Investment Funds (cost $2,119,639 and $2,631,160 at September 30, 2014 and December 31, 2013, respectively)	24.88%	$2,548,023	22.35%	$2,888,202

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

_______________

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income	$70	$194	$292	$433
Dividend income	16,903	24,881	55,081	84,752
Total investment income	16,973	25,075	55,373	85,185
EXPENSES
Management fees to Managing Member	67,773	103,180	221,883	348,289
Managing Member interest earned on Certain Investment Funds (see Note 4)	895	0	25,872	28,430
Services fees (see Note 6)	79,796	126,928	262,254	429,803
Operating expenses	58,053	76,300	225,006	255,156
Total expenses	206,517	306,408	735,015	1,061,678
General and administrative expenses borne by the Managing Member and affiliates	(21,162)	(18,773)	(103,973)	(60,634)
Net expenses	185,355	287,635	631,042	1,001,044
Net investment loss	(168,382)	(262,560)	(575,669)	(915,859)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(2,392)	(13,321)	(11,198)	(14,404)
Net change in unrealized depreciation/ appreciation on investment in securities	(27,379)	21,729	16,873	(97,281)
Net (loss) gain from investment in securities	(29,771)	8,408	5,675	(111,685)
Net realized gain (loss) on investment in Affiliated Investment Funds	404,950	(1,738,917)	(354,492)	(793,051)
Net change in unrealized appreciation/ depreciation on investment in Affiliated Investment Funds	464,742	529,144	171,342	(681,212)
Net gain (loss) from investment in Affiliated Investment Funds	869,692	(1,209,773)	(183,150)	(1,474,263)

NET INCOME (LOSS)	$671,539	$(1,463,925)	$(753,144)	$(2,501,807)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

_______________

Members’ Capital

Nine months ended September 30, 2014
Members’ capital at December 31, 2013	$12,923,230
Redemptions	(1,929,881)
Net loss for the nine months ended September 30, 2014	(753,144)
Members’ capital at September 30, 2014	$10,240,205

Nine months ended September 30, 2013
Members’ capital at December 31, 2012	$18,620,471
Redemptions	(2,578,354)
Net loss for the nine months ended September 30, 2013	(2,501,807)
Members’ capital at September 30, 2013	$13,540,310

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

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2014, the condensed statements of operations for the three months ended September 30, 2014 (“Third Quarter 2014”), for the nine months ended September 30, 2014 (“Year-To-Date 2014”), for the three months ended September 30, 2013 (“Third Quarter 2013”) and for the nine months ended September 30, 2013 (“Year-To-Date 2013”) and the condensed statements of changes in members’ capital for the Year-To-Date 2014 and the Year-To-Date 2013 are unaudited.

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of September 30, 2014 and the results of its operations for the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

There are no Level 3 investments on September 30, 2014 or December 31, 2013, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

_______________

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	A.	Basis of Accounting (Continued)

The following table summarizes the assets measured at fair value using the fair value hierarchy:

September 30, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$6,476,981	$0	$0	$6,476,981
Investment in Affiliated Investment Funds, at fair value	$0	$2,548,023	$0	$2,548,023

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$8,376,757	$0	$0	$8,376,757
Investment in Affiliated Investment Funds, at fair value	$0	$2,888,202	$0	$2,888,202

B.	Cash and Cash Equivalents

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

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these condensed financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2011 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

There have been no differences between the tax basis and book basis of assets, liabilities or Members’ capital since inception of the Company.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

_______________

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

_______________

Note 3.	COSTS, FEES AND EXPENSES (CONTINUED)

	B.	Trading Advisor Management and Incentive Fees (Continued)

For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Company paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, of $44,729, $65,139, $140,893 and $224,689, respectively.

For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Company paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $5,773, $0, $46,186 and $39,748, respectively.

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

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short-term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. As of September 30, 2014, the loss carry forward amounted to $14,212. For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $895, $0, $25,872 and $28,430, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

_______________

Note 4.	MANAGING MEMBER AND AFFILIATES (CONTINUED)

The Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the administrative services fee earned indirectly totaled $6,174, $9,583, $20,208 and $32,444, respectively.

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

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Company indirectly paid administrator fees totaling $9,054, $7,131, $23,831 and $23,167, respectively.

The Company also pays administrator fees directly to SS&C GlobeOp. For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Company directly paid SS&C GlobeOp administrator fees of $6,250, $6,250, $19,897 and $18,750, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents 24.88% and 22.35% of the Net Asset Value of the Company at September 30, 2014 and December 31, 2013, respectively. The investment in Affiliated Investment Funds is reported in the Company’s condensed statements of financial condition at fair value and is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

_______________

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the Year-To-Date 2014 and the Year-To-Date 2013:

	Net Asset Value December 31, 2013	Purchases	Gain (Loss)	Redemptions	Net Asset Value September 30, 2014
CTA Choice EGLG	$1,771,901	$1,734,060	$(353,897)	$(1,654,139)	$1,497,925
CTA Choice WTN	1,116,301	891,117	170,747	(1,128,067)	1,050,098
Total	$2,888,202	$2,625,177	$(183,150)	$(2,782,206)	$2,548,023

	Net Asset Value December 31, 2012	Purchases	Gain (Loss)	Redemptions	Net Asset Value September 30, 2013
CTA Choice EGLG	$2,109,076	$2,792,824	$(1,572,411)	$(2,196,617)	$1,132,872
CTA Choice WTN	1,663,954	1,867,141	98,148	(2,447,050)	1,182,193
Total	$3,773,030	$4,659,965	$(1,474,263)	$(4,643,667)	$2,315,065

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

	Total Capital Commitment September 30, 2014	Net asset value September 30, 2014	Remaining Capital Commitment September 30, 2014
CTA Choice EGLG	$5,595,953	$1,497,925	$4,098,028
CTA Choice WTN	4,847,476	1,050,098	3,797,378
Total	$10,443,429	$2,548,023	$7,895,406

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

_______________

Note 8.	RELATED PARTIES

The Company reimburses Kenmar Preferred and its affiliates for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, postage, printing, and other administrative services.

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Management fees to Managing Member	$67,773	$103,180	$221,883	$348,289
Managing Member interest earned on Certain Investment Funds	895	0	25,872	28,430
Operating expenses	18,092	20,316	53,282	77,276
	$86,760	$123,496	$301,037	$453,995
General and administrative expenses borne by the Managing Member and its affiliates	(21,162)	(18,773)	(103,973)	(60,634)
Total	$65,598	$104,723	$197,064	$393,361

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of September 30, 2014 and December 31, 2013, were $30,538 and $41,304, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of September 30, 2014 and December 31, 2013. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

_______________

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

The following information presents the financial highlights of the Company for the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013. This information has been derived from information presented in the condensed financial statements:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2014		September 30, 2013
Total return (1), (4)	6.93%	(5.13)%	(9.27)%	(14.73)%
Total expenses (2), (4)	7.46%	7.86%	7.73%	7.89%
Net investment loss (2), (3), (4)	(6.78)%	(7.17)%	(7.05)%	(7.22)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total return and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.

__________

(1)   Not Annualized.

(2)   Annualized.

(3)   Represents interest and dividend income less total expenses.

(4)   Net of general and administrative expenses borne by the Managing Member and affiliates.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

_______________

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of October 31, 2014:

	Total Capital Commitment October 31, 2014	Net asset value October 31, 2014	Remaining Capital Commitment October 31, 2014
CTA Choice EGLG	$5,152,497	$887,692	$4,264,805
CTA Choice WTN	5,301,938	1,211,073	4,080,865
Total	$10,454,435	$2,108,765	$8,345,670

From October 1, 2014 through November 11, 2014, there were redemptions of $142,965 effective for October 31, 2014.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2014 (“Third Quarter 2014”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the managing member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The managing member has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should”, “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisors

The Registrant allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor manages the portion of the assets of the Registrant allocated to such Trading Advisor and makes the trading decisions in respect of the assets allocated to such Trading Advisor. The Managing Member may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Member may determine to access certain Trading Advisors through separate investee pools.

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

Winton’s Diversified Program employs a computer-based system to engage in the speculative trading of international futures, options and forwards markets, government securities such as bonds, as well as certain over the counter (“OTC”) instruments, which may include foreign exchange and interest rate forward contracts and swaps. Winton seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (meaning that profits have been achieved with a certain level of risk) and generally low correlation over the long term to other markets such as equities and fixed income.

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

The Administrator

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

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

Fees and Expenses

Management Fee

The Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of the Registrant as of the beginning of the month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2013 (the “Registrant’s 2013 Annual Report”), which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

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

New High Net Trading Profits (for purposes of calculating an Trading Advisor’s incentive fees) will be paid as of the close of business of the last day of each calendar quarter (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of September 30, 2014, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments at September 30, 2014, $6,476,981 or 71.77% were classified as Level 1 and $2,548,023 or 28.23% as Level 2. Of the Registrant’s investments at December 31, 2013, $8,376,757 or 74.36% were classified as Level 1 and $2,888,202 or 25.64% as Level 2. There are no Level 3 investments at September 30, 2014 or December 31, 2013, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on January 1, 2007. Contributions were raised and redemptions paid through new Members’ investments in and redemptions out of the aggregate trading vehicle through December 31, 2009. Beginning January 1, 2010, Individual Members may redeem directly from the Registrant on a monthly basis.

Subscriptions and Redemptions

Third Quarter 2014 and Year-To-Date 2014

Subscriptions of interests for the Third Quarter 2014 and Year-To-Date 2014 were $0 and $0, respectively. Redemptions of interests for the Third Quarter 2014 and Year-To-Date 2014 were $391,507 and $1,929,881, respectively.

Third Quarter 2013 and Year-To-Date 2013

Subscriptions of interests for the Third Quarter 2013 and Year-To-Date 2013 were $0 and $0, respectively. Redemptions of interests for the Third Quarter 2013 and Year-To-Date 2013 were $1,244,228 and $2,578,354, respectively.

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

Market Overview

Following is a market overview for the Third Quarter 2014 and the Third Quarter 2013:

Third Quarter 2014

Decoupling of global central bank policy began in earnest in the 3rd quarter. Basis consensus expectations are now that the U.K. will likely be the first to hike short term rates while the U.S. is approaching the end of tapering and expectations are for the first interest rate hike in mid-2015. Conversely in Europe, easing is still the order of the day, as the economy there remains near recession levels. In Japan, the anticipated rebound after the 2ndQ value added tax increase has yet to materialize thereby increasing expectations for further stimulus there. This divergence resulted in strong currency trends during the 3rd quarter. Overall, the U.S. dollar moved sharply higher while the euro, British pound, Japanese yen and commodity currencies ended the quarter lower.

Despite market expectations to the contrary, prices of global bonds continued to afford opportunity during the 3rd quarter. Gains were greatest in European markets where the outlook for additional stimulus strengthened. In the U.S., bond prices lacked clear direction vacillating on safe haven buying to concerns over Fed rate hikes. Global equity markets were volatile during the third quarter. In the U.S., the S&P and Dow managed to end the period higher while the Russell 2000 ended the quarter with losses. In Europe, the British, French and German markets all ended the quarter lower while in Japan, indices were generally higher after the three month period.

In commodities, grain markets have offered ample opportunity as prices fell sharply in reaction to expectations for record U.S. harvests. Price action in the base metals was mixed over the quarter while precious metals prices sank. In other commodity markets, sugar fell while cocoa rallied as fears that Ebola would disrupt harvesting buoyed the market. In meats, cattle ended the quarter higher while hogs prices fell.

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

The Federal Reserve (the “Fed”) kept the current quantitative easing program (“QE”) unchanged, despite its earlier taper talk, due to weak economic data and uncertainty over budget negotiations and the debt ceiling debate. This was good news for bond investors, as 10-year bond yields fell from a two-year high of 3.00% to close at 2.61%.

Japan had one of the better performing equity markets in the third quarter, as Prime Minister Abe’s growth plans appear to be succeeding; second quarter 2013 GDP was revised to +3.8%, and consumer prices increased to 0.9% year on year in August, the biggest annual rise in almost 5 years.

The eurozone continues to stabilize, with second quarter GDP coming in at +0.3% and sovereign bond yields for some of the hardest hit countries trending lower throughout the quarter. The European Central Bank’s accommodative posture is signaling the market that it intends to stand behind its role as backstop for the region. Against this backdrop, the euro ended the quarter at its highest level versus the U.S. dollar since the beginning of the year. In fact, the U.S. dollar lost ground relative to most major developed and emerging market currencies in the third quarter.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a) the major sectors to which the Registrant’s assets were indirectly allocated as of the Third Quarter 2014 and the Third Quarter 2013, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b) a discussion of the Registrant’s indirect trading results for the major sectors in which the Registrant traded for the Third Quarter 2014 and the Third Quarter 2013.

Third Quarter 2014

As of September 30, 2014, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	19.70%
Energies	7.73%
Grains	8.20%
Indices	26.76%
Interest Rates	20.64%
Meats	0.35%
Metals	13.54%
Tropicals	3.08%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2014 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the euro, Japanese yen and Swiss franc. The majority of its losses were incurred in the British pound, Canadian and Australian dollars and Mexican peso.

Interest Rates: (+) Registrant experienced a majority of its gains in the gilt, bund, U.S. Treasury bond and the JGB. The majority of its losses were incurred in the Eurodollar, and Australian 10 and 3-years.

Indices: (+) Registrant experienced the majority of its gains in the Nikkei, Taiwan and U.S stock indices. The majority of its losses were incurred in the FTSE and DAX.

Energies: (+) Registrant experienced a majority of its gains in gas and heating oil. The majority of its losses were incurred in RBOB gasoline and crude oil.

Metals: (+) Registrant experienced the majority of its gains in aluminum, gold and silver. The majority of its losses were incurred in copper.

Grains: (+) Registrant experienced the majority of its gains in corn and wheat. The majority of its losses were incurred in soybean meal.

Tropicals: (+) Registrant experienced the majority of its gains in sugar. The majority of its losses were incurred in coffee.

Meats: (+) Registrant experienced the majority of its gains in live and feeder cattle. The majority of its losses were incurred in live hogs.

Third Quarter 2013

As of September 30, 2013, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	22.74%
Energies	3.37%
Grains	13.92%
Indices	35.99%
Interest Rates	18.43%
Meats	0.16%
Metals	3.74%
Tropicals	1.65%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2013 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the British pound. The majority of its losses were incurred in the Canadian dollar.

Interest Rates: (-) The Registrant experienced a majority of its gains in the Japanese Government Bond. The majority of its losses were incurred in the U.S. Treasury Bond.

Indices: (-) The Registrant experienced a majority of its gains in the DJ Stoxx50 Index. The majority of its losses were incurred in the FTSE 100 Index.

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

Results of Operations

Year-To-Date 2014

The Net Asset Value of the Registrant as of September 30, 2014 was $10,240,205, a decrease of $2,683,025 from the December 31, 2013 Net Asset Value of $12,923,230, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for the Year-To-Date 2014 was (5.13)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2014 was approximately $6,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2014 was approximately $183,000.

Dividend income for the Year-To-Date 2014 was approximately $55,000, a decrease of approximately $30,000, as compared to the Year-To-Date 2013.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $19,000, a decrease of approximately $9,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $141,000, a decrease of approximately $84,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the Year-To-Date 2014 were approximately $222,000, a decrease of approximately $126,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $46,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 was approximately $20,000, a decrease of approximately $12,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Service fees for the Year-To-Date 2014 were approximately $262,000, a decrease of approximately $168,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the Year-To-Date 2014 was approximately $26,000, a decrease of approximately $2,000 as compared to the Year-To-Date 2013.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Year-To-Date 2014 were approximately $225,000.

Year-To-Date 2013

The Net Asset Value of the Registrant as of September 30, 2013 was $13,540,310, a decrease of $5,080,161 from the December 31, 2012 Net Asset Value of $18,620,471, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for the Year-To-Date 2013 was (14.73)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

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

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $32,000, a decrease of approximately $13,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the Net Asset Value discussed above.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2014.

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

The Registrant’s contractual obligations are with the Managing Member, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisor through the CTA Funds, and commencing January 1, 2010 management fees to the Managing Member, are calculated as a fixed percentage of the Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor through the CTA Funds are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2013.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

The Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of the Registrant’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Registrant’s main line of market.

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

The Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Member and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of the Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Members must be prepared to lose all or substantially all of their investment in the Registrant.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Third Quarter 2014. Based upon such evaluation, the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of September 30, 2014, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2014 to September 30, 2014, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, LLC,
its Managing Member

	By:	/s/ Jim Parrish		Date: November 11, 2014
		Name:	Jim Parrish
		Title:	President
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: November 11, 2014
		Name:	David K. Spohr
		Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

