Form 10-K
period 2014-12-31
KMP Futures Fund I LLC
filed 2015-03-17
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☐ No ☒

The Registrant has no voting shares or public float. The value of Interests in the Registrant as of June 30, 2014 is $9,960,173.

KMP Futures Fund I LLC

(a Delaware limited liability company)

___________________

TABLE OF CONTENTS

 ___________________

PART I

ITEM 1.	BUSINESS

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

Fees and Expenses

Management Fee

The Registrant pays to the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Net Asset Value (defined below) of the Registrant as of the beginning of the month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2014 (the “Registrant’s 2014 Annual Report”), which is filed as an exhibit hereto.

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

New High Net Trading Profits (for purposes of calculating a Trading Advisor’s incentive fees) will be accrued monthly and paid as of the close of business of the last day of each calendar quarter (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities, operating expenses and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of December 31, 2014, is set forth under Items 6, 7, and 8 herein.

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

Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Registrant. Market volatility will increase the potential for large losses. Market volatility and leverage mean that the Registrant could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

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

(4)	Importance of General Market Conditions to Profitability

General economic and business conditions may adversely affect a Trading Advisor’s activities. The level and volatility of interest rates, the prices of investments and the extent and timing of Member participation in the financial markets for both equities and interest sensitive investments may affect the value of investments purchased by the Registrant. Unexpected volatility or illiquidity in the markets in which the Registrant, directly or indirectly, holds positions could impair the Registrant’s ability to carry out its business or cause it to incur losses. Often the most unprofitable market conditions for the Registrant are those in which prices “whipsaw”, that is, such prices move quickly upward (or downward), then reverse, then move upward (or downward) again, then reverse again. In such conditions, the Trading Advisors may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Any changes will likely impact the way swaps are traded and could impact the trading strategy of the Registrant, as well as make it more expensive to trade swaps.

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

Each of the programs trade approximately the following percentages in the OTC trading:

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

The Managing Member has complete discretion in allocating the Registrant’s assets to Trading Advisors. The Registrant’s success depends on the Managing Member’s ability and the ability of its Investment Committee, to select Trading Advisors and allocate assets. If the Registrant lost the services of the Managing Member or its Investment Committee, it might have to be terminated by way of compulsory redemption of all issued and outstanding Interests in the Registrant.

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

Moreover, there may be times when the Registrant will allocate assets with respect to a particular Trading Advisor in a different manner than another fund or account managed by the Managing Member or its affiliates. For instance, to satisfy redemption requests, the Managing Member may withdraw Registrant’s assets from one Trading Advisor while a fund operated by an affiliate of the Managing Member may be allocating additional assets to that same Trading Advisor. Consequently, the Registrant could incur losses or lose out on certain gains from which other affiliated funds or accounts may benefit.

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

The Managing Member intends to use reasonable efforts to cause employee benefit plans subject to ERISA and/or plans subject to Section 4975 of the Code and other “benefit plan investors”, as defined in the Plan Asset Regulation and modified by the Pension Protection Act of 2006, to hold in the aggregate less than 25% of the Interests in the Registrant and of each other class of equity interests in the Registrant. The Managing Member shall use reasonable efforts to restrict transfers or purchases of any equity interest in the Registrant so that ownership of each class of equity interests in the Registrant by benefit plan investors will remain below the 25% threshold contained in the Plan Asset Regulation. In this event, although there can be no assurance that such will be the case, the assets of the Registrant should not constitute “plan assets” for purposes of ERISA and Section 4975 of the Code.

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

The Registrant does not own or lease any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of the Managing Member, located at 1211 Avenue of the Americas, Suite 2701, New York, New York 10036.

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

As of March 1, 2015, there were 711 holders of record, which include 0 Managing Member interests.

(c)	Dividends

The Managing Member has sole discretion in determining what distributions, if any, the Registrant will make to Members. The Registrant has never declared a dividend and does not intend to do so in the future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

(e)	Performance Graph

Not applicable.

(f)	Issuer Purchases of Equity Securities

The Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2014 through December 31, 2014.

(g)	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to December 31, 2014, the Registrant sold Interests which resulted in aggregate proceeds to the Registrant of $63,781,978.

Through December 31, 2014, Members acquired Interests through a private placement as follows:

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

The following table presents selected financial data of the Registrant for the years ended December 31, 2010 to December 31, 2014. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 38 included in the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2014	2013	2012	2011	2010

Total revenues (including interest)	$478,486	$(820,194)	$(990,212)	$(547,071)	$4,899,773
Net income (loss)	$(368,007)	$(2,070,837)	$(2,802,608)	$(3,856,719)	$2,378,492
Total assets	$10,403,772	$13,235,773	$19,129,460	$26,983,834	$38,373,750

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Member has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

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

The investment in Affiliated Investment Funds is reported in the Registrant’s statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2014, $6,665,820 or 72.46% were classified as Level 1 and $2,533,716 or 27.54% as Level 2. Of the Registrant’s investments at December 31, 2013, $8,376,757 or 74.36% were classified as Level 1 and $2,888,202 or 25.64% as Level 2. There are no Level 3 investments at December 31, 2014 or 2013, nor any portion of the interim periods.

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

Subscriptions and Redemptions

Year Ended December 31, 2014

Subscriptions of interests for the year ended December 31, 2014 were $0. Redemptions of interests for the year ended December 31, 2014 were $2,362,862.

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

Since the Registrant’s business is to trade futures, forward and options contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Members’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2014 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

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

Market Overview

Following is a market overview for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31, 2014

Price action during 2014 was influenced by several key macro factors including: the expectations for global central bank activity, the outlook for growth in developed and emerging markets, the outbreak of Ukraine-Russian tensions and global oversupply in key commodity markets.

In global equities, U.S. markets took the spotlight, ending the year just shy of all-time highs as low inflationary readings and global growth worries pushed back investors’ expectations for a U.S. Federal Reserve interest rate hike until late-2015. Outside of the U.S. the trend was less clear. U.K. equities traded in a broad range, ultimately ending the year lower as falling commodity prices and shifting expectations for BOE activity weighed heavily on the FTSE. Conversely, the German DAX was range bound for much of the 1st half of the year, ultimately rallying into year-end as the ECB announced additional accommodative measures. In Japan, news that the Bank of Japan would embark on a record stimulus program pushed the TOPIX and Nikkei higher during the fourth quarter leaving both indices higher at year-end.

Currency markets were generally quiet for the first half of the year. Thereafter, the dollar embarked on an explosive rally against its major counterparts as better economic data fueled expectations that the U.S. would be the first to hike in 2015. This was in stark contrast to Europe where expectations for further stimulus to prop-up the ailing economy weighed on the euro. Additional accommodative policy from the Bank of Japan resulted in the Japanese yen ending 2014 at lower levels versus the USD. Finally, lower energy and industrial metals prices depressed the economies of commodity-producing nations and as such, currencies like the Australian dollar and Norwegian krone weakened in 2014.

Expectations for, and actions of, global central banks combined with the overall health of the global economy were the predominant influences in global bonds. In Europe, yields fell to all-time lows as worse-than-expected growth readings, low inflation and expectations for further stimulus weighed on the market. Similarly, yields declined in U.S. bond markets as expectations for an interest rate hike were pushed further back into 2015; U.S. bonds also benefited from safe-haven buying throughout the year. In Japan, the BOJ’s decision to embark on a massive bond-buying program sent prices there as well higher.

Prices in many global commodity markets experienced sweeping moves in 2014. In energies, prices swooned during the second half of the year on surging global supply amid declining global demand In base metals, copper ended the period sharply lower on worries of declining demand, notably from China the world’s biggest user of the metal; aluminum prices ended the year slightly higher. In precious metals, gold and silver ended the year lower. In grain markets, corn and soybean markets moved sharply lower mid-year on expectations for a significant 2014 US harvest; by year-end prices had rallied off those lows. In tropical markets, NY cocoa and coffee markets rallied while sugar prices declined and in meats, cattle prices ended the year on an up-note versus hot prices which ended the year lower.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which the Registrant’s assets were allocated indirectly as of December 31, 2014, 2013 and 2012, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s indirect trading results for the major sectors in which the Registrant traded indirectly for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31, 2014

As of December 31, 2014, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	25.59%
Energies	2.92%
Grains	5.78%
Indices	13.50%
Interest Rates	29.76%
Meats	0.30%
Metals	15.47%
Tropicals	6.68%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the year ended December 31, 2014 were as follows:

Currencies: (+) The Registrant experienced a majority of its gains in the euro and dollar index. The majority of its losses were incurred in the Mexican peso and Australian dollar.

Energies: (+) The Registrant experienced a majority of profits in gas oil, heating oil and Brent crude. The majority of its losses were incurred in RBOB gasoline.

Grains: (+) The Registrant experienced a majority of its gains in soybeans. The majority of its losses were incurred in corn and wheat.

Indices: (-) The Registrant experienced no gains. The majority if its losses were incurred in European stock indices.

Interest Rates: (+) The Registrant a majority of its gains in U.S. rates. The majority of its losses were incurred in European rates.

Meats: (-) The Registrant experienced no gains in meats. The majority of its losses were incurred in live cattle.

Metals: (-) The Registrant experienced a majority of its gains in palladium. The majority of its losses were incurred in copper and gold.

Softs: (+) The Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in cocoa and oj.

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

Results of Operations

Year Ended December 31, 2014

The Net Asset Value of the Registrant as of December 31, 2014 was $10,192,361, a decrease of $2,730,869 from the December 31, 2013 Net Asset Value of $12,923,230, primarily due to the effect of Member redemptions and negative trading performance during the year.

The Registrant’s performance for the year ended December 31, 2014 was (1.54)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the year ended December 31, 2014 was approximately $(13,000).

The Registrant’s total gain from its investment in Affiliated Investment Funds for the year ended December 31, 2014 was approximately $408,000.

Dividend income for the year ended December 31, 2014 was approximately $83,000, a decrease of approximately $38,000 as compared to the year ended December 31, 2013. For a further discussion of these investments, See Note 2 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2014 were approximately $24,000, a decrease of approximately $12,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2014 were approximately $186,000, a decrease of approximately $97,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the year ended December 31, 2014 were approximately $293,000, a decrease of approximately $145,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2014, were approximately $156,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2014 was approximately $27,000, a decrease of approximately $14,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the Net Asset Value discussed above.

Service fees for the year ended December 31, 2014 were approximately $345,000, a decrease of approximately $194,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the Net Asset Value discussed above. For a further discussion of this fee, see Note 6 of the of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

Managing Member interest earned on Certain Investment Funds for the year ended December 31, 2014 was approximately $49,000, an increase of approximately $21,000 as compared to the year ended December 31, 2013. For a further discussion of this fee, see Note 4 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2014 were approximately $274,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through December 31, 2014.

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

The Registrant’s contractual obligations are with the Managing Member, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisor through the CTA Funds, and commencing January 1, 2010 management fees to the Managing Member, are calculated as a fixed percentage of the Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor through the CTA Funds are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Advisory Agreement). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

ITEM 7A.	QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction

Past Results Not Necessarily Indicative of Future Performance

The Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of the Registrant’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Registrant’s main line of business.

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

The financial statements are incorporated by reference to pages 52 through 88 of the Registrant’s 2014 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014

Total revenues (losses) (including interest)	$1,149,982	$170,986	$856,894	$600,588

Total revenues (losses) (including interest) less commissions and other transaction fees	$1,149,982	$170,986	$856,894	$600,588

Net gain (loss)	$1,384,868	$39,815	$671,539	$385,137

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013

Total revenues (losses) (including interest)	$484,199	$808,672	$1,176,290	$680,569

Total revenues (losses) (including interest) less commissions and other transaction fees	$484,199	$808,672	$1,176,290	$680,569

Net gain (loss)	$126,533	$1,164,415	$1,463,925	$430,970

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2014. Based upon such evaluation, the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of December 31, 2014, the Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Registrant’s management, including the Managing Member’s President and Chief Operating Officer, the Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the framework in “Internal Control – Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued in 1992 by COSO, the Managing Member concluded that the Registrant’s internal controls over financial reporting were effective as of December 31, 2014.

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

Attestation Report of the Registered Public Accounting Firm

The Registrant’s 2014 Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in the Registrant’s 2014 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant had no directors or executive officers. The Registrant is managed by the Managing Member. The directors and executive officers of the Managing Member are as follows:

Jim Parrish has been listed as a principal and is the President of the Managing Member, Kenmar Global Investment Management, LLC (“KGIM”) and ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”); Mr. Parrish has responsibility for various credit, volatility, futures, FX and equity investment strategies. Mr. Parrish has been investing in hedge funds, private equity and other alternative investments for over 25 years. Other responsibilities include serving as Managing Partner of a boutique risk advisory business where he provides guidance on mergers, acquisitions and corporate restructurings, including expert witness services for credit related matters. Earlier he was the CEO of a risk management firm that was sold to a major financial services firm. Mr. Parrish’s career in financial services began at Salomon Brothers in mortgage securities, then Moody’s Investors Service where he worked for 14 years holding global analytic and executive positions in Mortgage & Asset Backed Securities, Financial Institutions, Corporate Finance and Quantitative Risk Management. He has worked with hundreds of companies on capital issues amounting to more than one trillion dollars of securities, including expert testimony before juries and regulatory bodies globally. Mr. Parrish received his BA at Shepherd College and an MBA in Finance from The George Washington University. He holds a certificate in Mergers & Acquisitions from UCLA and a certificate in French Studies from the University of Bourgogne

Kenneth A. Shewer has been listed as a principal registered as an associated person and has been an NFA associate member of the Managing Member since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He is the Chairman & Chief Investment Officer of the Managing Member. Mr. Shewer has in the past been the Chairman and Co-Chief Executive Officer of KGIM an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. Mr. Shewer is also Chairman and Chief Investment Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer is a founding member and member of the Board of the Greenwich Roundtable.

Peter J. Fell has been Senior Vice President and Director of Due Diligence since joining the Managing Member in September 2004. He has been listed as a principal of the Managing Member since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. . Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

Melissa Cohn is the Director Liquid Strategies Research of the Managing Member, KGIM & ClariTy. She has been registered as an associated person and has been an NFA associate member of the Managing Member since November 9, 1988 and October 20, 1988 . Ms. Cohn was previously Senior Vice President of Research of the Managing Member, KGIM and ClariTy since January 2010 and Vice President, Managing Director and Senior Research Analyst since its inception in October 2005. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management.

Ms. Cohn is a member of the Managing Member’s Investment Committee. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

David K. Spohr has been the Chief Compliance Officer of the Managing Member, KGIM and ClariTy since October 2013 and the Chief Operating Officer of the Managing Member, KGIM and ClariTy since April 2014. Prior to that Mr. Spohr was Senior Vice President and Director of Fund Administration of the Managing Member since November 2006, Vice President and Director of Fund Administration of the Managing Member from March 2005 to October 2006, and has been listed as a principal of the Managing Member since May 7, 2007 and registered as an associated person of the Managing Member since December 21, 2010. Mr. Spohr is also the Chief Executive Office and Chief Compliance Officer of Kenmar Securities, LLC.

He is responsible for the development and execution of operational infrastructure and compliance responsibilities.

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

Code of Professional Conduct

The Managing Member has adopted a Code of Professional Conduct for its President and Chief Operating Officer (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Kenmar Preferred Investments, LLC serves as Managing Member of the Registrant. The Board of Directors of the Managing Member has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Member’s Director of Fund Administration (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant. Mr. Spohr is not a member of the Managing Member’s Board of Directors and he is not independent of management.

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

As of March 1, 2015, the Managing Member owns no interest in the Registrant.

As of March 1, 2015, no Member beneficially owned more than five percent (5%) of the outstanding interests issued by the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant has and will continue to have certain relationships with the Managing Member and its affiliates.

Kenmar Preferred Investments, LLC serves as the Registrant’s Managing Member. Beginning January 1, 2010, the Registrant will pay to the Managing Member in advance a monthly management fee equal to 1/12 of 6% (6% per annum) of the Net Asset Value of the Registrant as of the beginning of each month.

The Registrant pays a monthly administrative services fee indirectly to ClariTy through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets.

The Registrant reimburses the Managing Member on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Member’s personnel for and on behalf of the Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2014, 2013 and 2012, the Registrant reimbursed the Managing Member $308,837, $483,070 and $813,821, respectively, for all related party services provided by the Managing Member’s personnel on behalf of the Registrant.

Chief Operating Officer Independence

David K. Spohr is the Managing Member’s Chief Operating Officer (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant. Mr. Spohr is not a member of the Managing Member’s Board of Directors and he is not independent of management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and All Other Fees

The Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”). We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $49,000 and $97,000 for 2014 and 2013, respectively, including fees associated with the review of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to the Registrant by EisnerAmper totaled $0 and $0 for 2014 and 2013, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $9,000 and $15,000 for 2014 and 2013, respectively.

(d) All Other Fees

The other fees billed to the Registrant by EisnerAmper for 2014 and 2013 totaled $0.

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

PART IV

			Annual Report
			Page Number
ITEM 15.		EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1	Financial Statements and Report of Independent Registered Public
		Accounting Firm – incorporated by reference to the Registrant’s
		2014 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	1

		Financial Statements:

		Statements of Financial Condition – December 31, 2014 and 2013	2

		Condensed Schedules of Investments – December 31, 2014 and 2013	3

		Statements of Operations – For the years ended December 31, 2014, 2013 and 2012	4

		Statements of Changes in Members’ Capital (Net Asset Value) – For the years ended December 31, 2014, 2013 and 2012	5

		Notes to Financial Statements	6-17

		Supplementary Information:	18

		Supplementary Schedule of Members’ Capital Accounts – December 31, 2014 and 2013	19-37

	2	Financial Statements Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3	Exhibits

Exhibit Number	Description of Document

3.1	Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2	Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3	Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1	Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2	Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3	Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4	Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5	FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6	ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7	Amendment to ISDA Master Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8	Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9	Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on August 17, 2012)

99.2	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on November 5, 2012)

99.3	Notice to Members of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

KMP FUTURES FUND I LLC

ANNUAL REPORT

December 31, 2014

KMP FUTURES FUND I LLC

 ______________________

TABLE OF CONTENTS

 ______________________

47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of KMP Futures Fund I LLC (the "Company") as of December 31, 2014 and 2013, and the related statements of operations and changes in members' capital (net asset value) for each of the years in the three-year period ended December 31, 2014. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC at December 31, 2014 and 2013, and the results of its operations for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedule of members' capital accounts at December 31, 2014 and 2013 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ EisnerAmper LLP

New York, New York

March 17, 2015

KMP FUTURES FUND I LLC

STATEMENTS OF FINANCIAL CONDITION

December 31, 2014 and 2013

 _______________

	2014	2013
ASSETS
Cash and cash equivalents (see Note 2)	$1,089,866	$1,878,500
Receivable from Managing Member	114,370	92,314
Investment in securities, at fair value (cost $6,739,600 and $8,449,085 at December 31, 2014 and 2013, respectively)	6,665,820	8,376,757
Investment in Affiliated Investment Funds, at fair value (cost $2,472,794 and $2,631,160 at December 31, 2014 and 2013, respectively) (see Note 7)	2,533,716	2,888,202
Total assets	$10,403,772	$13,235,773

LIABILITIES
Management fees payable to Managing Member	$11,980	$14,326
Accrued expenses payable	84,904	109,022
Service fees payable	27,572	35,303
Redemptions payable	86,955	153,892
Total liabilities	211,411	312,543

MEMBERS’ CAPITAL (Net Asset Value)	10,192,361	12,923,230
Total liabilities and members’ capital	$10,403,772	$13,235,773

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

 December 31, 2014 and 2013

_______________

	2014		2013
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 333,455.843 and 418,413.690 at December 31, 2014 and 2013, respectively)	32.78%	$3,341,228	32.34%	$4,179,953
T. Rowe Price Short-Term Bond Fund (shares 699,914.108 and 876,159.551 at December 31, 2014 and 2013, respectively)	32.62%	3,324,592	32.48%	4,196,804
Total investment in securities (cost $6,739,600 and $8,449,085 at December 31, 2014 and 2013, respectively)	65.40%	$6,665,820	64.82%	$8,376,757

Investment in Affiliated Investment Funds:
CTA Choice EGLG	13.74%	$1,399,957	13.71%	$1,771,901
CTA Choice WTN	11.12%	1,133,759	8.64%	1,116,301
Total investment in Affiliated Investment Funds (cost $2,472,794 and $2,631,160 at December 31, 2014 and 2013, respectively)	24.86%	$2,533,716	22.35%	$2,888,202

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014, 2013 and 2012

 _______________

	2014	2013	2012
INVESTMENT INCOME
Interest income	$292	$592	$2,334
Dividend income	83,095	120,775	216,827
Total investment income	83,387	121,367	219,161
EXPENSES
Management fees to Managing Member	293,260	438,480	588,523
Managing Member interest earned on Certain Investment Funds (see Note 4)	48,806	28,430	113,954
Service fees (see Note 6)	344,890	539,291	778,921
Operating expenses	273,908	336,756	330,998
Total expenses	960,864	1,342,957	1,812,396
General and administrative expenses borne by the Managing Member and affiliates	(114,371)	(92,314)	0
Net expenses	846,493	1,250,643	1,812,396
Net investment loss	(763,106)	(1,129,276)	(1,593,235)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain	(11,198)	(19,408)	503,058
Net change in unrealized depreciation	(1,453)	(112,080)	(436,377)
Net (loss) gain from trading	(12,651)	(131,488)	66,681
Net realized gain (loss) on investment in Affiliated Investment Funds	603,870	(698,266)	(1,644,903)
Net change in unrealized depreciation/appreciation on investment in Affiliated Investment Funds	(196,120)	(111,807)	368,849
Net gain (loss) from investment in Affiliated Investment Funds	407,750	(810,073)	(1,276,054)
NET LOSS	$(368,007)	$(2,070,837)	$(2,802,608)

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

 For the Years Ended December 31, 2014, 2013 and 2012

 _______________

Members’ Capital

Members’ capital at December 31, 2011	$25,989,227
Redemptions	(4,566,148)
Net loss for the year ended December 31, 2012	(2,802,608)
Members’ capital at December 31, 2012	18,620,471
Redemptions	(3,626,404)
Net loss for the year ended December 31, 2013	(2,070,837)
Members’ capital at December 31, 2013	12,923,230
Redemptions	(2,362,862)
Net loss for the year ended December 31, 2014	(368,007)
Members’ capital at December 31, 2014	$10,192,361

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

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. Effective March 19, 2014, the Kenmar Group and the Olympia Group of Companies merged with the GEMS Group. In connection with the merger, certain changes in the corporate structure of the organization have occurred. Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Member”) who is the Managing Member of the Company, converted from a Delaware limited partnership to a Delaware limited liability company. Accordingly, the name changed to Kenmar Preferred Investments, LLC. Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments Corp., Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC, depending on the applicable period discussed. Kenmar Preferred has been delegated administrative authority over the operations of the Company.

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

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. Effective March 17, 2014, ClariTy Managed Account & Analytics Platform, L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC, ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. CTA Choice is an “umbrella fund” having multiple series, each of which is referred to as an “Affiliated Investment Fund”. Each Affiliated Investment Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor.

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management, L.P. Effective March 17, 2014, Kenmar Global Investment Management, L.P. changed its name and form of entity to Kenmar Global Investment Management, LLC (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management LLC, Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Company pays no management or incentive fees to the Asset Allocator.

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

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting (Continued)

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

There are no Level 3 investments on December 31, 2014 or December 31, 2013, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets measured at fair value using the fair value hierarchy:

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$6,665,820	$0	$0	$6,665,820
Investment in Affiliated Investment Funds, at fair value	$0	$2,533,716	$0	$2,533,716

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$8,376,757	$0	$0	$8,376,757
Investment in Affiliated Investment Funds, at fair value	$0	$2,888,202	$0	$2,888,202

B.	Cash and Cash Equivalents

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

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Income Taxes (Continued)

The Company appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

*The Company fully redeemed from GRM as of October 31, 2012.

For the years ended December 31, 2014, 2013 and 2012, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $186,286, $283,226 and $397,564, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Trading Advisor incentive fees paid indirectly within the Company’s investment in Affiliated Investment Funds, totaled $156,366, $50,670 and $19,538, respectively.

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

The Company’s management fees to the Kenmar Preferred and operating expense cap are both calculated on the net assets of the Company at rates of 6.0% and 1.5% per annum, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short-term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. For the years ended December 31, 2014, 2013 and 2012, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $48,806, $28,430 and $113,954, respectively.

The Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the years ended December 31, 2014, 2013 and 2012, the administrative services fee earned indirectly totaled $26,641, $40,768 and $56,850, respectively.

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

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the years ended December 31, 2014, 2013 and 2012, the Company indirectly paid administrator fees totaling $33,249, $29,815 and $29,989, respectively.

Effective January 1, 2013, the Company also pays administrator fees directly to SS&C GlobeOp. For the years ended December 31, 2014 and 2013, the Company directly paid SS&C GlobeOp administrator fees of $26,147 and $25,000, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents 24.86% and 22.35% of the Net Asset Value of the Company at December 31, 2014 and 2013, respectively. The investment in Affiliated Investment Funds is reported in the Company’s statements of financial condition at fair value and is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds as of December 31, 2014 and 2013:

	Net Asset Value December 31, 2013	Purchases	Gain (Loss)	Redemptions	Net Asset Value December 31, 2014
CTA Choice EGLG	$1,771,901	$2,133,377	$(207,302)	$(2,298,019)	$1,399,957
CTA Choice WTN	1,116,301	929,857	615,052	(1,527,451)	1,133,759
Total	$2,888,202	$3,063,234	$407,750	$(3,825,470)	$2,533,716

	Net Asset Value December 31, 2012	Purchases	Gain (Loss)	Redemptions	Net Asset Value December 31, 2013
CTA Choice EGLG	$2,109,076	$3,770,666	$(1,342,606)	$(2,765,235)	$1,771,901
CTA Choice WTN	1,663,954	2,342,832	532,533	(3,423,018)	1,116,301
Total	$3,773,030	$6,113,498	$(810,073)	$(6,188,253)	$2,888,202

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

	Total Capital Commitment December 31, 2014	Net Asset Value December 31, 2014	Remaining Capital Commitment December 31, 2014
CTA Choice EGLG	$5,048,558	$1,399,957	$3,648,601
CTA Choice WTN	5,358,381	1,133,759	4,224,622
Total	$10,406,939	$2,533,716	$7,873,223

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

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 8.	RELATED PARTIES (CONTINUED)

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	2014	2013	2012

Management fees to Managing Member	$293,260	$438,480	$588,523
Managing Member interest earned on Certain Investment Funds	48,806	28,430	113,954
Operating expenses	81,142	108,474	111,344
	423,208	575,384	813,821
General and administrative expenses borne by the Managing Member and its affiliates	(114,371)	(92,314)	0
Total	$308,837	$483,070	$813,821

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable on the statements of financial condition as of December 31, 2014 and 2013, were $35,180 and $41,304, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of December 31, 2014 and 2013. Derivative trading activity is conducted within the Affiliated Investment Funds.

For the year ended December 31, 2012, the total number of closed futures contracts was 445, the total number of closed option contracts was 2, and the average monthly notional value of forwards contracts closed was $0.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures and options contracts closed and settled in cash during 2012.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements:

	2014	2013	2012
Total return(1),(3)	(1.54)%	(11.94)%	(12.08)%
Total expenses(3)	7.99%	7.80%	8.07%
Net investment loss(2),(3)	(7.20)%	(7.04)%	(7.10)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total return and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.

(1) Includes realized and unrealized gains (losses) on securities transactions.
(2) Represents interest and dividend income less total expenses.
(3) Net of general and administrative expenses borne by the Managing Member and affiliates.

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of February 28, 2015:

	Total Capital Commitment February 28, 2015	Net Asset Value February 28, 2015	Remaining Capital Commitment February 28, 2015
CTA Choice EGLG	$5,362,815	$1,565,766	$3,797,049
CTA Choice WTN	5,119,265	1,195,961	3,923,304
Total	$10,482,080	$2,761,727	$7,720,353

ClariTy is in the process of amending CTA Choice’s Private Placement Memorandum which will be effective April 1, 2015. In accordance with the amendment, the full amount of the Company’s Capital Contribution to a CTA Choice fund will be traded by the trading advisor pursuant to its trading strategy at the CTA Choice’s Investment Level Factor. CTA Choice’s Investment Level Factor multiplied by the Capital Contribution of the Company to a CTA Choice fund shall equal the Member Investment Level. CTA Choice’s Investment Level Factor is the trading leverage factor of a fund, as designated by ClariTy from time to time for such fund, and reflects the level at which a CTA Choice is instructed to trade the fund’s assets. ClariTy may increase or decrease the CTA Fund Investment Level Factor in its sole discretion.

From January 1, 2015 through March 17, 2015, there were estimated redemptions of $253,000.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 _______________

SUPPLEMENTARY INFORMATION

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS

 December 31, 2014 and 2013

_______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
0240	$4,263	$4,330
0294	8,460	8,592
0342	30,348	30,822
0387	3,735	3,793
0635	0	1,869
0713	133,979	136,075
0714	169,130	171,776
0872	12,141	12,331
1147	6,102	6,197
2002	18,326	18,613
3030	6,656	6,760
3031	4,437	4,507
3218	0	4,544
3219	0	4,322
3220	0	2,805
12021	0	8,308
003-54888	6,065	6,159
003-62029	6,421	6,522
003-70738	0	66,900
003-96658	4,572	4,644
003-96876	4,234	4,300
003-R5408	5,051	5,130
006-58847	3,452	3,506
006-80371	2,264	2,299
006-R5880	4,549	4,620
006-R6730	4,697	4,771
006-R6907	0	6,516
007-R2765	0	5,646
007-R3175	1,518	1,541
011-71343	0	74,176
011-87782	23,965	24,340
017-R7131	6,697	6,802
021-R7657	6,253	6,351
022-R3304	62,546	63,524
022-R3305	0	46,340
022-R3861	4,281	4,348
023-R1768	0	7,851
025-61429	0	33,578
025-64540	8,655	8,790
028-R7766	5,564	5,651
02G-R1275	2,604	2,645
02G-R1737	9,916	10,071
02G-R1744	4,392	4,461
02G-R2412	3,828	3,888
032-38004	0	68,151
032-55420	0	9,504
032-96631	26,453	26,866
038-39898	17,270	17,540

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
039-81889	$5,486	$5,572
03W-06684A	11,344	11,521
03W-06685	11,344	11,521
03W-R0190	9,151	9,295
040-80783	0	2,368
040-R2844	14,778	15,009
040-R3424	13,467	13,677
041-R1484	0	5,529
041-R1546	2,870	2,915
042-R7189	3,221	3,272
047-44990	0	8,177
047-45418	0	10,172
047-61057	0	10,222
047-64816	0	10,132
047-R1921	0	15,108
047-R7853	0	10,072
048-37685	24,997	25,388
048-42269	8,578	8,712
048-44878	19,972	20,284
048-46866	5,330	5,413
048-96912	8,013	8,138
048-R1269	3,131	3,180
048-R1275	16,106	16,358
048-R1306	0	10,664
048-R1309	30,614	31,093
048-R1354	26,680	27,097
048-R1365	9,079	9,221
048-R1400	18,629	18,920
048-R1548	10,712	10,879
048-R1672	9,807	9,960
048-R1723	3,471	3,526
048-R2528	10,064	10,222
048-R2664	5,318	5,401
048-R2777	3,538	3,593
048-R4281	8,422	8,554
048-R4283	8,422	8,554
048-R4624	0	6,367
048-R5106	2,454	2,492
048-R6024	3,374	3,427
048-R6037	2,798	2,841
048-R6045	15,141	15,378
048-R6108	23,178	23,540
048-R6301	4,690	4,763
048-R6350	0	34,181
048-R6472	26,081	26,489
048-R6957	1,992	2,023
048-R6958	1,992	2,023
048-R6987	3,527	3,582
048-R7024	12,019	12,207

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
048-R7074	$4,389	$4,458
048-R7144	13,716	13,931
048-R7169	16,829	17,092
04B-80606	0	13,100
04B-R2166	0	14,897
04B-R2988	0	35,679
04B-R4594	0	25,347
04W-20993	38,861	39,469
04W-R8236	1,554	1,579
051-53113	4,209	4,275
051-55122	0	6,739
055-46048	7,988	8,113
055-49406	0	24,340
055-52757	6,800	6,906
05P-80000	0	4,081
06R-81472	3,115	3,164
072-12398	3,439	3,493
072-86205	0	15,306
072-R5204	6,949	7,058
07N-39955	8,230	8,358
07T-R1672	2,854	2,899
07Y-26957	5,917	6,009
07Y-27021	9,847	10,001
08J-R1925	15,157	15,395
08J-R3987	8,766	8,903
08N-22151	43,186	43,861
08N-R4289	4,502	4,572
08R-00537	39,941	40,566
08V-R3775	33,386	33,909
0AE-33057	6,498	6,600
0AE-60907	17,034	17,300
0AE-60950	19,801	20,111
0AE-60986	21,292	21,625
0AE-61017	15,165	15,402
0AE-R4646	18,383	18,671
0AE-R4662	19,589	19,895
0AE-R4666	7,286	7,400
0AE-R5720	8,095	8,222
0AE-R6231	9,310	9,455
0AE-R7418	4,204	4,270
0AE-R7648	13,159	13,365
0AR-80056	6,657	6,761
0BB-22646	3,498	3,553
0BL-R0724	2,283	2,319
0BR-88603	0	5,919
0BX-81333	3,195	3,245
0BX-R1653	2,419	2,457
0BX-R4170	29,884	30,352
0CU-29563	5,720	5,809

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
0DS-R1521	$5,446	$5,532
0ET-23328	0	13,965
0ET-28135	9,722	9,874
0ET-32776	0	79,571
0ET-36440	30,814	31,296
0ET-80603	5,615	5,702
0ET-80714	31,642	32,137
0ET-R0725	23,063	23,424
0ET-R3993	7,925	8,049
0ET-R4033	12,519	12,714
0ET-R4145	0	33,324
0ET-R4190	0	20,052
0ET-R4199	6,286	6,384
0ET-R5008	6,038	6,133
0ET-R5313	12,915	13,117
0ET-R6021	24,634	25,019
0ET-R6466	18,562	18,852
0ET-R6485	8,478	8,611
0ET-R6641	7,434	7,550
0EW-17590	33,184	33,703
0EW-17864	31,953	32,453
0EW-36188	27,887	28,323
0GS-R7328	4,420	4,489
0GS-R7414	2,940	2,986
0GS-R7729	2,903	2,948
0GS-R7730	2,903	2,948
0GU-R4801	4,409	4,478
0GU-R4802	4,409	4,478
0HB-R0221	3,454	3,508
0HL-R6121	6,835	6,942
0HZ-R3212	0	11,540
0KG-00590	23,637	24,007
0KG-81427	22,789	23,146
0KK-44859	0	10,394
0KL-19899	23,965	24,340
0KL-R1089	55,918	56,792
0KL-R1471	2,364	2,401
0KZ-07706	0	11,497
0KZ-29257	5,697	5,786
0KZ-43827	0	10,122
0KZ-80278	3,195	3,245
0KZ-81109	24,209	24,588
0KZ-95910	7,666	7,786
0KZ-R1609	9,608	9,759
0KZ-R5101	18,971	19,268
0KZ-R5490	7,666	7,786
0KZ-R5506	2,913	2,959
0KZ-R5507	6,025	6,119
0KZ-R5513	0	67,121

KMP FUTURES FUND I LLC

 SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2014

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
0KZ-R5515	$7,283	$7,397
0KZ-R5517	10,308	10,469
0KZ-R5524	45,997	46,717
0KZ-R5533	2,070	2,102
0KZ-R5554	8,739	8,876
0KZ-R5578	2,973	3,020
0KZ-R5597	15,492	15,734
0KZ-R5598	7,746	7,867
0KZ-R5605	3,195	3,245
0KZ-R5645	0	2,315
0KZ-R5744	4,506	4,577
0KZ-R5749	7,988	8,113
0KZ-R5772	0	13,481
0KZ-R6442	3,475	3,529
0KZ-R6443	0	3,529
0KZ-R6499	2,077	2,109
0KZ-R7135	2,376	2,414
0LK-96103	14,698	14,928
0LK-R1277	2,533	2,573
0LK-R1946	0	10,587
0LX-R4452	3,794	3,854
0LX-R4453	3,794	3,854
0ME-52225	3,127	3,176
0MX-R4467	3,983	4,045
0NF-17169	5,610	5,697
0NF-R0123	0	15,109
0NF-R1630	0	19,268
0NI-00725	39,735	40,357
0NK-30150	0	1,742
0NK-31023	18,458	18,746
0NK-31452	3,221	3,271
0NK-81744	3,600	3,656
0NK-R8298	1,809	1,838
0NL-60667	7,988	8,113
0NL-95449	0	52,562
0NL-96845	30,345	30,820
0NT-R6104	2,287	2,323
0PG-52098	0	25,627
0PG-54409	25,583	25,983
0PG-55511	29,525	29,987
0PG-63216	0	11,574
0PG-R2323	0	6,184
0PG-R3004	5,474	5,559
0PG-R3702	0	21,521
0PG-R3867	0	8,105
0RV-R5046	3,349	3,401
0RV-R6922	1,906	1,936
0RZ-14874	19,139	19,439
0RZ-28638	21,037	21,366

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
0RZ-28705	$6,476	$6,577
0RZ-R4733	788	801
0RZ-R5817	0	8,612
0RZ-R5834	4,083	4,147
0RZ-R5971	10,942	11,113
0SF-66565	522	530
0SJ-95340	10,046	10,203
0SV-14938	17,159	17,428
0SW-80770	1,897	1,927
0SW-R0437	9,410	9,557
0SZ-R0966	5,337	5,421
0SZ-R3481	6,788	6,894
0SZ-R3854	9,149	9,292
0SZ-R3903	0	2,763
0UC-14915	57,067	57,959
0UC-61682	0	30,104
0UC-61972	0	5,421
0UC-67480	5,475	5,561
0UC-69062	0	73,317
0UC-R1219	0	11,231
0UC-R2575	26,707	27,125
0UC-R3730	0	16,229
0UC-R4009	23,220	23,583
0UC-R4548	51,444	52,249
0UQ-22996	214,059	217,407
0UQ-23061	123,907	125,845
0UQ-23109	45,530	46,242
0UQ-23115	16,459	16,717
0UQ-23199	13,733	13,948
0UQ-23283	41,167	41,811
0UQ-24095	57,185	58,079
0UQ-25463	125,738	127,705
0UQ-26649	35,245	35,797
0UQ-R8463	44,734	45,434
0UQ-R8473	49,972	50,753
0VX-06147	5,381	5,465
0WA-25121	0	37,395
0WA-R7033	1,995	2,026
0WA-R7034	2,335	2,371
0WD-05550	30,187	30,659
0WD-05571	16,802	17,065
0WD-05576	12,472	12,667
0WD-05578	4,939	5,016
0WD-05633	6,712	6,817
0WD-95330	22,403	22,753
0WD-95357	0	14,772
0WD-95361	8,906	9,045
0WF-R0510	0	12,143
0WF-R0554	0	1,623

KMP FUTURES FUND I LLC

 SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
0WF-R1177	$4,162	$4,227
0WF-R1272	3,050	3,097
0WF-R1374	2,557	2,597
0WF-R1383	28,485	28,931
0WF-R1490	3,668	3,725
0WF-R2058	2,557	2,597
0WF-R4348	5,657	5,745
0WF-R4466	0	5,766
0WF-R4482	11,229	11,405
0WF-R4584	0	5,921
0WF-R4913	5,718	5,808
0WL-31155	11,757	11,941
0WL-33574	7,706	7,826
0WL-35494	3,677	3,734
0WL-R1348	0	5,479
0WL-R1415	0	0
0WL-R1440	3,643	3,700
0WL-R2635	4,258	4,325
0WL-R8602	9,092	9,235
0YG-R2844	1,669	1,695
0ZJ-R7648	13,601	13,814
0ZT-R2045	3,195	3,245
1008-6637	16,721	16,982
1064-4309	0	6,795
1118-5016	0	2,705
1119-3066	0	5,066
1143-7032	0	8,776
1214-7525	7,133	7,244
1231-9776	3,505	3,560
1248-9988	21,302	21,635
1371-1394	0	5,066
1488-6596	5,981	6,075
1594-4982	16,565	16,824
1616-8501	73,154	74,298
1691-0716	1,427	1,449
1733-7221	0	13,993
1744-6150	10,973	11,145
1774-5188	3,994	4,057
1824-2292	5,718	5,808
1851-2863	7,936	8,060
1888-5564	5,978	0
1899-4614	3,994	4,057
2027-7903	39,727	40,348
2039-0085	7,988	8,113
2047-0563	11,860	12,046
2053-2386	3,812	3,872
2072-3333	9,514	9,663
2148-6530	0	1,339

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
2280-8463	$15,942	$16,191
2336-1687	206,531	209,762
2500-6437	0	4,089
2513-0760	4,218	4,284
2519-9867	64,599	65,610
2718-5274	0	4,089
2817-1141	0	1,210
2829-2850	0	18,553
2853-3730	3,987	0
2896-4716	0	6,913
3028-0942	0	550
3148-1251	21,302	21,635
3176-2509	0	1,501
3226-2643	0	20,651
3290-1470	29,694	30,159
3347-5726	0	17,928
3392-3172	0	1,742
3448-1879	6,048	6,142
3507-2176	7,133	7,244
3600-1313	18,616	18,907
3669-5510	10,572	10,738
3689-2586	7,589	7,707
3691-8461	9,575	9,724
3717-1545	10,513	10,678
3735-6779	14,567	14,795
3770-7871	2,030	0
3854-6866	10,360	10,522
3927-0882	2,302	2,338
3992-5527	39,268	39,882
4068-5667	199,706	202,829
4107-9184	5,302	5,385
4152-5433	8,096	8,223
4312-9378	3,841	3,901
4373-9319	0	7,359
4396-4882	4,664	4,737
4487-6958	24,803	25,191
4488-9989	3,573	3,629
4495-5570	8,584	8,718
4498-7558	7,180	7,292
4535-1708	0	974
4573-1546	0	28,110
4630-7721	8,095	8,222
4691-7734	9,398	9,545
4704-3967	18,629	18,920
4719-1617	9,997	10,154
4728-1958	799	811
4753-0026	22,592	22,945
4786-1391	5,583	5,671
4797-2121	199,706	202,829

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
4812-4625	$32,482	$32,990
5111-9423	5,564	5,651
5120-8649	5,564	5,651
5139-6610	0	11,501
5206-8255	130,800	132,846
5283-0837	799	811
5285-4586	38,889	39,497
5286-1712	539	547
5304-3294	13,519	13,731
5362-5567	102,401	104,003
5495-6358	2,664	2,705
5609-2552	7,850	7,973
5628-2884	33,334	33,855
5990-5615	14,544	0
6060-3769	127,566	129,562
6194-3646	3,674	3,732
6236-1623	3,123	3,172
6368-5186	11,129	11,303
6497-0519	2,283	2,319
6555-7258	14,019	14,238
6562-3963	9,075	9,217
6568-6385	2,314	2,350
6701-6229	0	17,753
6702-5403	5,564	5,651
6978-1706	9,073	9,215
6990-3372	5,438	5,523
7011-9883	4,362	0
7024-4295	2,283	2,318
7060-3268	10,572	10,738
7063-2450	32,244	32,749
7069-9383	0	14,947
7089-0315	5,978	0
7153-8986	0	14,224
7187-7559	73,107	74,251
7238-3657	3,475	0
7319-0098	0	8,382
7337-9650	2,030	0
7500-1814	2,137	2,171
7509-8756	3,196	3,246
7598-8747	8,081	8,207
7673-1148	0	7,707
7759-3521	8,544	8,677
8063-7737	5,010	5,088
8067-7027	6,089	6,184
8178-4177	31,531	32,024
8263-3675A	9,255	9,400
8382-1420	9,273	9,418
8577-4908	26,650	27,067
8625-8649	2,238	2,273

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
8651-3297	$2,030	$0
8662-2115	0	7,308
8689-0538	4,766	4,841
8702-7677	7,740	7,861
8870-7381	668	679
8913-7264B	41,377	42,025
ABD-62132	0	7,905
ABD-80157	7,567	7,685
ABD-R5805	0	6,438
ABL-R6207	1,684	1,710
ABL-R6253	2,009	2,041
ABL-R6293	0	1,360
ABL-R6324	1,390	1,412
ABN-80777	1,148	1,166
ABR-81799	4,809	4,884
ABR-R2296	3,995	4,057
ABT-81387	0	19,874
ABV-01615	9,056	9,197
ABV-03579	7,147	7,259
ABV-80786	8,296	8,426
ABV-R1938	6,609	6,712
ABV-R2723	45,890	46,608
ABX-R7874	0	5,560
ADC-R6454	17,372	17,643
ADC-R6612	6,056	6,151
AEB-80355	2,555	2,595
AEB-80356	2,555	2,595
AEB-80674	4,277	4,344
AEH-R6420	10,820	10,990
AEH-R6484	4,470	4,540
AEH-R6512	0	7,016
AEH-R6538	7,297	7,411
AEH-R6540	3,700	3,758
AEH-R6660	0	4,734
AEH-R6667	3,201	3,251
AEH-R6750	2,421	2,459
AEH-R8164	2,590	2,630
AEH-R8184	136,194	138,325
AEH-R8380	10,450	10,614
AEH-R8405	5,295	5,378
AEH-R8432	11,779	11,964
AEH-R8470	2,405	2,443
AEH-R8901	1,800	1,828
AEW-23920	20,593	20,916
AEW-R8836	2,007	2,038
AFH-81470	15,575	15,819
AGC-R2111	0	7,426
AGC-R6126	8,230	8,358
AHA-R0737	0	15,574

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
AHW-96100	$94,904	$96,388
AHW-R1986	6,665	6,769
AHW-R2047	0	4,050
AHW-R2113	1,838	1,866
AHW-R2155	19,950	20,262
AHW-R2157	3,654	3,711
AHW-R2186	50,698	51,491
AHW-R2223	7,159	7,271
AHW-R2265	5,956	6,050
AHW-R6204	3,063	3,111
AHW-R6205	3,063	3,111
AHW-R6810	0	4,845
AJX-11087	11,863	12,049
AQL-R5962	5,291	5,374
AVX-81307	0	16,465
AWL-81967	3,195	3,245
AWL-R2701	8,230	8,358
AWL-R3506	0	16,717
AWL-R3744	8,578	8,712
AWS-R1737	0	26,239
AWS-R1742	7,009	7,119
AWS-R1793	5,328	5,411
AXZ-37917	11,833	12,019
AXZ-41554	0	17,328
AYH-R2306	10,720	10,888
BBD-00028	4,218	4,284
BBD-00071	0	2,325
BBD-00092	7,142	7,254
BBD-00125	12,155	12,345
BBD-00422	2,159	2,193
BBD-01060	5,855	5,946
BBD-01176	3,112	3,160
BBD-02356	5,095	5,175
BBD-80053	3,741	3,799
BBD-80081	18,712	19,005
BBD-80091	9,043	9,185
BBD-80207	5,734	5,824
BBD-80269	12,628	12,825
BBD-80286	12,382	12,576
BBD-80349	8,684	8,820
BBD-80411	7,963	15,901
BBD-80414	0	4,430
BBD-80420	3,993	4,055
BBD-80703	2,744	2,787
BBD-81259	14,237	14,460
BBD-81320	4,251	8,900
BBD-81321	5,144	5,225
BBD-81373	3,430	3,484
BBD-81458	7,130	7,241

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
BBD-81589	$10,382	$10,545
BBD-81606	19,006	19,303
BBD-81618	2,633	2,674
BBD-81744	0	4,351
BBD-81749	0	17,909
BBD-81750	6,281	6,380
BBD-81765	22,815	23,171
BEK-00213	18,024	18,306
BEK-80096	10,641	10,808
BEK-80148	1,432	1,454
BEW-85640	2,154	2,188
BEW-R1997	23,177	23,539
BHF-80405	4,020	4,083
BKR-01125	29,887	30,354
BKR-0197	3,844	3,904
BKR-0216	30,501	30,979
BKR-02473	0	17,428
BKR-02555	4,291	4,359
BKR-0538	14,963	15,197
BKR-07518	60,163	61,105
BKR-0900	8,560	8,694
BKR-09744	4,793	4,868
BKR-09925	1,411	1,433
BKR-1025	19,166	19,466
BKR-10849	3,195	3,245
BKR-11012	2,314	2,350
BKR-11032	6,391	6,491
BKR-11261	11,395	11,573
BKR-11272	9,106	9,249
BKR-11937	3,195	3,245
BKR-11968	3,318	3,370
BKR-12026	2,367	2,404
BKR-12039	5,660	5,748
BKR-12182	12,371	12,565
BKR-12662	1,865	1,894
BKR-12664	3,567	3,623
BKR-12798	17,867	18,147
BKR-12836	8,040	8,166
BKR-12863	34,184	34,719
BKR-12865	14,317	14,541
BKR-13037	1,326	1,347
BKR-13045	0	6,009
BKR-13084	2,333	2,369
BKR-13092	3,195	3,245
BKR-13100	7,589	7,707
BKR-13108	3,794	3,854
BKR-13109	13,615	13,828
BKR-13228	3,195	3,245
BKR-13229	3,964	4,026

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
BKR-13240	$3,667	$3,724
BKR-13244	5,133	5,214
BKR-13316	28,039	28,477
BKR-13397	3,315	3,366
BKR-13400	3,204	3,254
BKR-1349	4,233	4,300
BKR-13498	12,507	12,703
BKR-13503	51,617	52,424
BKR-13516	1,339	1,360
BKR-13521	1,339	1,360
BKR-13534	3,403	3,456
BKR-13555	0	12,165
BKR-13565	10,573	10,738
BKR-13567	0	1,493
BKR-13577	3,994	4,057
BKR-13625	42,810	43,480
BKR-13724	4,855	4,931
BKR-14245	0	13,753
BKR-14260	0	8,307
BKR-15341	0	9,741
BKR-15456	0	4,268
BKR-17214	2,283	2,318
BKR-1917	11,568	11,749
BKR-20541	3,260	3,311
BKR-26185	5,560	5,647
BKR-2665	14,078	0
BKR-26963	0	11,521
BKR-2734	1,629	1,655
BKR-2827	0	4,029
BKR-28327	0	18,452
BKR-28489	8,460	8,592
BKR-3428	2,505	2,545
BKR-3811	0	23,532
BKR-41481	0	8,244
BKR-4158	4,184	0
BKR-42110	2,975	3,021
BKR-4651	11,095	11,269
BKR-4775	2,279	0
BKR-49059	10,720	10,888
BKR-49859	0	15,976
BKR-49867	0	3,052
BKR-52348	0	20,651
BKR-52380	0	20,651
BKR-5630	0	10,028
BKR-5271	13,272	0
BKR-57756	22,827	23,184
BKR-6028285	0	6,471
BKR-6039M	18,492	18,782
BKR-65848	0	16,226

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
BKR-66914	$11,413	$11,592
BKR-6730	2,564	2,604
BKR-6743	9,724	0
BKR-68040	4,269	4,336
BKR-68650	7,988	8,113
BKR-68946	4,209	4,275
BKR-69858	7,988	8,113
BKR-70300	31,953	32,453
BKR-70521	23,965	24,340
BKR-71735	14,317	14,541
BKR-71814	7,988	8,113
BKR-71845	4,536	4,607
BKR-72174	3,127	3,176
BKR-72228	5,113	5,193
BKR-72371	0	12,983
BKR-72456	15,247	15,486
BKR-72496	7,989	8,114
BKR-72555	13,538	13,750
BKR-72661	10,424	10,587
BKR-72669	11,391	11,570
BKR-72730	0	5,615
BKR-72913	23,965	24,340
BKR-72948	15,976	16,226
BKR-73074	8,419	8,550
BKR-73168	28,557	29,004
BKR-73170	13,046	13,250
BKR-73234	39,941	40,566
BKR-73241	7,627	7,747
BKR-73244	16,592	16,851
BKR-73246	3,674	3,732
BKR-73257	15,976	16,226
BKR-73304	3,315	3,366
BKR-73350	9,106	9,249
BKR-73843	0	3,707
BKR-73908	51,363	52,167
BKR-73919	18,629	18,920
BKR-73921	8,372	8,503
BKR-73923	15,976	16,226
BKR-73939	9,729	9,881
BKR-74043	4,536	4,607
BKR-74047	13,490	13,701
BKR-7940	0	22,345
BKR-7959	3,195	3,245
BKR-80421	5,782	5,872
BKR-84044	11,395	11,573
BKR-85010	13,609	13,822
BKR-8847	15,446	15,688
BKR-8893	1,694	1,720
BKR-9722	11,398	11,576

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
BKR-98869	$3,543	$3,599
BKR-P0008	9,581	9,731
BKR-P0023	10,290	10,451
BKR-P0024	2,960	3,006
BKR-P0030	2,278	2,314
BKR-P0050	36,363	36,932
BKR-P0058	107,839	109,526
BKR-P0087	1,339	1,360
BKR-P0089	2,367	2,404
BKR-P0096	0	5,526
BKR-P0191	60,871	61,823
BKR-P0342	4,525	4,596
BKR-P0839	2,009	2,041
BKR-P1059	5,909	6,002
BKR-P1346	1,339	1,360
BKR-P1348	12,946	13,148
BKR-P1524	2,786	2,830
BKR-P1917	10,571	10,737
BKR-P2281	11,568	11,749
BKR-P2459	0	6,491
BKR-P2877	4,899	4,975
BKR-P2951	0	1,403
BKR-P3477	4,899	4,975
BKR-P3764	3,944	4,005
BKR-P4130	1,131	1,149
BKR-P4900	2,218	2,253
BKR-P5706	4,760	4,835
BKR-P6084	3,424	3,478
BKR-P6649	2,173	2,207
BKR-P6727	14,548	14,776
BKR-P7154	12,781	12,981
BKR-P7265	10,590	10,755
BKR-P7350	20,975	21,303
BKR-P7365	8,700	8,836
BKR-P7483	1,995	2,026
BKR-P8123	2,367	2,404
BKR-P8124	5,917	6,009
BKR-P8518	1,131	1,149
BKR-P9268	4,281	4,348
BKR-P9387	1,173	1,191
BLN-01268	6,951	7,060
BLN-01307	10,778	10,947
BLN-02885	14,890	15,123
BML-01518	3,474	3,529
BTG-80921	8,937	9,077
BTJ-R2569	11,783	11,968
BTJ-R3259	4,277	4,344
BTJ-R3621	8,938	9,077
BTR-00863	55,864	56,738

KMP FUTURES FUND I LLC

 SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
BYW-80007	$3,407	$3,460
BYW-80008	1,703	1,730
BYW-80070	5,256	5,339
BYW-80103	18,313	18,599
BYW-80148	0	24,318
BYW-80177	0	9,501
BYW-80190	5,413	5,498
BYW-80408	2,895	2,940
BYW-80538	12,354	12,547
BYW-80587	0	25,593
BYW-80592	0	7,647
BYW-80642	0	20,128
BYW-80645	0	9,604
BYW-80658	5,703	5,792
BYW-80660	0	16,242
BYW-80664	4,298	4,366
ECK-80089	7,036	7,146
ECK-80106	8,825	8,963
ECK-80140	2,964	3,010
ECK-80457	3,226	3,276
ECR-14411	8,677	8,813
ECR-96438	5,806	5,897
ECR-R5725	14,142	14,363
EES-R1115	116,144	117,961
ELS-R4206	23,965	24,340
EPM-81697	11,819	12,003
ESF-R0501	11,398	11,576
ESF-R3249	18,310	18,596
HCG-07447	5,696	5,785
HCG-13510	15,976	16,226
HCG-21167	0	8,251
HCG-R3723	0	2,314
HCX-R1826	8,932	9,072
HCX-R2595	5,513	5,599
HFE-80019	3,031	3,078
HNY-95093	11,819	12,003
HQY-R5760	44,620	45,318
JBH-05308	6,655	6,759
JHK-08745	10,526	10,691
JHK-09191	4,450	4,520
JHK-09336	4,365	4,433
JHK-09784	26,800	37,084
JHK-R3165	3,195	3,245
JHK-R3171	3,327	3,379
JHK-R3177	9,321	9,466
JHK-R3178	9,321	9,466
JHK-R3179	6,591	6,694
JHK-R3183	10,271	10,432
JHK-R3186	5,413	5,498

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
JHK-R3194	$42,510	$43,175
JHK-R3202	7,989	8,114
JHK-R3207	16,361	16,616
JHK-R3215	4,793	4,868
JHK-R3216	3,195	3,245
JHK-R3237	2,864	2,908
JHK-R3248	6,391	6,491
JHK-R3253	8,173	8,301
JHK-R3257	7,502	7,619
JHK-R3263	1,684	1,710
JHK-R3268	3,396	3,449
JHK-R3269	5,756	5,846
JHK-R3282	3,195	3,245
JHK-R3344	4,793	4,868
JMM-10285	23,637	24,007
JMM-81765	3,384	3,437
JMM-R6950	0	6,647
JPB-80026	4,234	4,300
TBM-26513	10,879	11,049
TBM-26563	18,862	19,157
TBM-29232	3,726	3,784
TBM-R0256	45,080	45,785
TBM-R0369	27,930	28,367
TBM-R0408	6,589	6,692
TBM-R0509	20,051	20,364
TBM-R0661	9,162	9,305
TBM-R0832	24,297	24,677
TBN-R0231	6,689	6,794
TBW-80513	8,065	8,191
TBW-R3429	3,204	3,254
TEB-R3621	17,121	17,389
TEB-R4612	12,299	12,492
TEB-R4613	22,842	23,199
TEF-R4885	20,177	20,492
TEF-R4911	64,861	65,875
TEF-R4924	13,053	13,257
TEF-R4925	1,734	1,762
TEF-R4939	17,870	18,149
TEF-R4961	1,945	1,975
TEF-R5136	0	9,876
TEF-R5143	5,746	5,836
TEJ-03915	3,876	3,937
TES-R1303	11,154	11,329
TES-R1450	3,363	3,416
TES-R1794	6,728	6,834
TEZ-08695	11,391	11,570
TEZ-08795	0	19,346
TEZ-09159	0	22,182
TEZ-80199	9,745	9,898

KMP FUTURES FUND I LLC

 SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
TEZ-80465	$0	$8,742
TEZ-80466	0	2,315
TEZ-80467	0	42,082
TEZ-80581	0	27,239
TEZ-80608	0	7,425
TEZ-81448	0	2,314
TEZ-96151	38,186	38,784
TEZ-96746	0	76,925
TEZ-R0001	0	8,831
TEZ-R0047	0	20,555
TEZ-R0399	0	1,645
TEZ-R0727	2,279	2,315
TEZ-R0754	0	81,132
TEZ-R0953	13,750	13,965
TEZ-R2267	7,372	7,488
TEZ-R2940	3,431	3,485
TEZ-R3643	0	2,022
TFA-19542	7,884	8,007
TFA-R5014	11,375	11,553
TGP-R2202	14,237	14,459
TGP-R2203	11,389	11,567
TGP-R3181	31,175	31,663
TGP-R3342	6,762	6,868
TGP-R3408	5,468	5,553
TGY-R0400	3,115	3,163
TGY-R0761	14,095	14,315
TGY-R0838	39,811	40,434
TGY-R0851	2,380	2,418
TGY-R0857	28,070	28,509
TGY-R0861	0	17,923
TGY-R0876	0	7,973
TGY-R0883	15,425	15,666
TGY-R0937	4,479	4,549
TGY-R0979	16,150	16,402
TGY-R0984	0	2,013
TGY-R0985	0	1,362
TGY-R1021	1,534	1,558
TGY-R1022	3,387	3,440
TGY-R1029	0	19,136
TGY-R1084	4,489	4,560
TGY-R1150	7,830	7,952
TGY-R1251	7,871	7,994
TGY-R1379	2,261	2,296
TGY-R1782	0	14,298
TGY-R1871	8,306	8,436
TGY-R1886	5,220	5,302
TGY-R2052	0	4,249
TGY-R2063	23,993	24,369
TGY-R2137	8,984	9,124

KMP FUTURES FUND I LLC

 SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

 December 31, 2014 and 2013

 _______________

Member Identification Number	Capital Balance December 31, 2014	Capital Balance December 31, 2013
TGY-R2217	$4,272	$4,339
TGY-R2221	2,409	2,446
TGY-R2321	0	2,253
TGY-R2387	8,122	8,249
TGY-R2444	0	2,136
TGY-R2714	4,841	4,916
TGY-R2904	7,725	7,846
THC-13923	23,965	24,340
THC-R0181	3,195	3,245
THL-81968	2,975	3,021
THL-R0170	18,280	18,566
THL-R0852	5,718	5,808
THM-02893	3,394	3,447
THT-R1394	4,206	4,271
THT-R1488	0	7,401
THU-07377	6,697	6,802
TJC-R1267	4,420	4,489
TJE-80842	0	15,593
TJE-R1435	0	65,298
TJM-R3064	2,052	2,084
TJM-R5199	7,589	7,707
TJU-80949	4,164	4,229
TJU-R3826	1,635	1,660
TJU-R7643	19,166	19,465
TKC-81926	95,797	97,296
TKC-96552	6,987	7,096
TQA-80245	0	7,270
	$10,192,361	$12,923,230

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2015.

KMP Futures Fund I LLC

By:	Kenmar Preferred Investments, LLC
Managing Member

By:	/s/ David K. Spohr	Date: March 17, 2015
David K. Spohr
Chief Operating Officer and Chief Compliance Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 17, 2015.

KMP Futures Fund I LLC

By:	Kenmar Preferred Investments, LLC
Managing Member

By:	/s/ Jim Parrish	Date: March 17, 2015
Jim Parrish
President
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: March 17, 2015
David K. Spohr
Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)