Form 10-Q
period 2015-03-31
KMP Futures Fund I LLC
filed 2015-05-14
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________________ to ________________________________________

Commission File Number: 000-53816

KMP FUTURES FUND I LLC
(Exact name of the Registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, Suite 2701, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(212) 596-3480
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

MARCH 31, 2015

2

PART I – FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

3

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents (see Note 2)	$1,236,524	$1,089,866
Receivable from Managing Member	24,906	114,370
Investment in securities, at fair value (cost $6,515,153 and $6,739,600 at March 31, 2015 and December 31, 2014, respectively)	6,482,176	6,665,820
Investment in Affiliated Investment Funds, at fair value (cost $2,821,061 and $2,472,794 at March 31, 2015 and December 31, 2014, respectively) (see Note 7)	2,787,010	2,533,716
Total assets	$10,530,616	$10,403,772

LIABILITIES
Management fees payable to Managing Member	$25,363	$11,980
Interest payable to Managing Member	3,656	0
Accrued expenses payable	104,279	84,904
Service fees payable	27,431	27,572
Redemptions payable	145,748	86,955
Total liabilities	306,477	211,411

MEMBERS’ CAPITAL (Net Asset Value)	10,224,139	10,192,361
Total liabilities and members’ capital	$10,530,616	$10,403,772

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015		December 31, 2014
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 321,391.934 and 333,455.843 at March 31, 2015 and December 31, 2014, respectively)	31.72%	$3,242,845	32.78%	$3,341,228
T. Rowe Price Short-Term Bond Fund (shares 679,105.142 and 699,914.108 at March 31, 2015 and December 31, 2014, respectively)	31.68%	3,239,331	32.62%	3,324,592
Total investment in securities (cost $6,515,153 and $6,739,600 at March 31, 2015 and December 31, 2014, respectively)	63.40%	$6,482,176	65.40%	$6,665,820

Investment in Affiliated Investment Funds:
CTA Choice EGLG	15.06%	$1,539,750	13.74%	$1,399,957
CTA Choice WTN	12.20%	1,247,260	11.12%	1,133,759
Total investment in Affiliated Investment Funds (cost $2,821,061 and $2,472,794 at March 31, 2015 and December 31, 2014, respectively)	27.26%	$2,787,010	24.86%	$2,533,716

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three months ended March 31,
	2015	2014
INVESTMENT INCOME
Interest income	$1	$111
Dividend income	15,965	19,053
Total investment income	15,966	19,164

EXPENSES
Management fees to Managing Member	73,126	82,141
Managing Member interest earned on Certain Investment Funds (see Note 4)	7,903	10,313
Service fees (see Note 6)	83,219	97,518
Operating expenses	63,993	66,175
Total expenses	228,241	256,147
General and administrative expenses borne by the Managing Member and affiliates	(24,906)	(21,261)
Net expenses	203,335	234,886
Net investment loss	(187,369)	(215,722)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(4,674)	(6,217)
Net change in unrealized appreciation on investment in securities	40,804	20,081
Net gain from investment in securities	36,130	13,864
Net realized gain (loss) on investment in Affiliated Investment Funds	644,729	(641,221)
Net change in unrealized depreciation on investment in Affiliated Investment Funds	(94,973)	(541,789)
Net gain (loss) from investment in Affiliated Investment Funds	549,756	(1,183,010)

NET INCOME (LOSS)	$398,517	$(1,384,868)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

Members’ Capital

Three months ended March 31, 2015
Members’ capital at December 31, 2014	$10,192,361
Redemptions	(366,739)
Net income	398,517
Members’ capital at March 31, 2015	$10,224,139

Three months ended March 31, 2014
Members’ capital at December 31, 2013	$12,923,230
Redemptions	(956,958)
Net loss	(1,384,868)
Members’ capital at March 31, 2014	$10,581,404

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

Effective March 17, 2014, Kenmar Global Investment Management, L.P. changed its name and form of entity to Kenmar Global Investment Management, LLC (the “Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Company pays no management or incentive fees to the Asset Allocator.

The Company allocates approximately one-half of its Allocated Assets to each of CTA Choice WTN (“WTN”) and CTA Choice EGLG (“EGLG”), both segregated series of CTA Choice. Winton Capital Management Limited (“Winton”) is the Trading Advisor for WTN and manages the assets pursuant to its Diversified Program. Eagle Trading Systems Inc. (“Eagle”) is the Trading Advisor for EGLG and manages the assets pursuant to its Global Program.

Note 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2015, the condensed statements of operations for the three months ended March 31, 2015 (“First Quarter 2015”) and for the three months ended March 31, 2014 (“First Quarter 2014”), and the condensed statements of changes in members’ capital for the First Quarter 2015 and the First Quarter 2014 are unaudited.

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of March 31, 2015 and the results of its operations for the First Quarter 2015 and the First Quarter 2014. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2014.

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

There are no Level 3 investments as of March 31, 2015 or December 31, 2014, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following tables summarize the assets measured at fair value using the fair value hierarchy:

March 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$6,482,176	$0	$0	$6,482,176
Investment in Affiliated Investment Funds, at fair value	$0	$2,787,010	$0	$2,787,010

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$6,665,820	$0	$0	$6,665,820
Investment in Affiliated Investment Funds, at fair value	$0	$2,533,716	$0	$2,533,716

B.	Cash and Cash Equivalents

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

The Company appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is "more likely than not" that the position will be upheld under audit by tax authorities. The Managing Member has reviewed the Company's tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these condensed financial statements. The Company has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense.

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

B.	Trading Advisor Management and Incentive Fees

The Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on the Company’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits”, in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice EGLG	2.00%	25.00%
CTA Choice WTN	1.50%	20.00%

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.        COSTS, FEES AND EXPENSES (CONTINUED)

B.	Trading Advisor Management and Incentive Fees (Continued)

For the First Quarter 2015 and the First Quarter 2014, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $46,432 and $50,368, respectively.

For the First Quarter 2015 and the First Quarter 2014, the Trading Advisor incentive fees paid indirectly within the Company’s investment in Affiliated Investment Funds totaled $53,788 and $12, respectively.

C.	Commissions

The Company, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 4.        MANAGING MEMBER AND AFFILIATES

The Company’s management fees to the Managing Member and operating expense cap are both calculated on the Net Asset Value of the Company at rates of 6.0% and 1.5% per annum, respectively. In addition, the Service Fees, which are paid by the Company, are deducted from the management fee to be paid by the Company to the Managing Member.

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Member is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. As of March 31, 2015, the loss carry forward amounted to $0. For the First Quarter 2015 and the First Quarter 2014, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $7,903 and $10,313, respectively.

The Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the First Quarter 2015 and the First Quarter 2014, the administrative services fee earned indirectly totaled $6,513 and $7,492, respectively.

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

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the First Quarter 2015 and the First Quarter 2014, the Company indirectly paid administrator fees totaling $7,484 and $7,028, respectively.

The Company also pays administrator fees directly to SS&C GlobeOp. For the First Quarter 2015 and the First Quarter 2014, the Company directly paid SS&C GlobeOp administrator fees of $6,250 and $6,250, respectively.

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

Note 7.        INVESTMENT IN AFFILIATED INVESTMENT FUNDS

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents 27.26% and 24.86% of the Net Asset Value of the Company at March 31, 2015 and December 31, 2014, respectively. The investment in Affiliated Investment Funds is reported in the Company’s condensed statements of financial condition at fair value. The Company records its proportionate share of income or loss in the condensed statements of operations. The investments are is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.        INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the First Quarter 2015 and the First Quarter 2014:

	Net asset value December 31, 2014	Purchases	Gain	Redemptions	Net asset value March 31, 2015
CTA Choice EGLG	$1,399,957	$0	$334,600	$(194,807)	$1,539,750
CTA Choice WTN	1,133,759	812,994	215,156	(914,649)	1,247,260
Total	$2,533,716	$812,994	$549,756	$(1,109,456)	$2,787,010

	Net asset value December 31, 2013	Purchases	Loss	Redemptions	Net asset value March 31, 2014
CTA Choice EGLG	$1,771,901	$1,131,617	$(1,150,335)	$(706,020)	$1,047,163
CTA Choice WTN	1,116,301	411,310	(32,675)	(855,005)	639,931
Total	$2,888,202	$1,542,927	$(1,183,010)	$(1,561,025)	$1,687,094

The Affiliated Investment Funds are redeemable monthly and require a redemption notice of 1-5 days. The Company may make additional contributions to or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in trading commodity futures including agricultural, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options on futures contracts.

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

	Total capital commitment March 31, 2015	Net asset value March 31, 2015	Remaining capital commitment March 31, 2015
CTA Choice EGLG	$5,277,532	$1,539,750	$3,737,782
CTA Choice WTN	5,128,119	1,247,260	3,880,859
Total	$10,405,651	$2,787,010	$7,618,641

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	Three months ended March 31,
	2015	2014
Management fees to Managing Member	$73,126	$82,141
Managing Member interest earned on Certain Investment Funds	7,903	10,313
Operating expenses	18,636	14,602
	99,665	107,056
General and administrative expenses borne by the Managing Member and its affiliates	(24,906)	(21,261)
Total	$74,759	$85,795

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable in the condensed statements of financial condition as of March 31, 2015 and December 31, 2014, were $49,449 and $35,180, respectively.

Note 9.        SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.      DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of March 31, 2015 and December 31, 2014. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

Note 11.      FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the First Quarter 2015 and the First Quarter 2014. This information has been derived from information presented in the condensed financial statements:

	Three months ended March 31,
	2015	2014
Total return (1), (3), (5)	3.88%	(10.92)%
Total expenses (2), (5)	7.84%	8.09%
Net investment loss (2), (4), (5)	(7.23)%	(7.43)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total return and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.
________________________

(1)     Not Annualized.

(2)      Annualized.

(3)     Includes realized and unrealized gains (losses) on securities transactions.

(4)      Represents interest and dividend income less total expenses.

(5)      Net of general and administrative expenses borne by the Managing Member and affiliates.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.      SUBSEQUENT EVENTS

ClariTy has amended CTA Choice’s Private Placement Memorandum which is effective May 1, 2015. In accordance with the amendment, the full amount of the Company’s capital contribution to an Affiliated Investment Fund will be traded by each Trading Advisor pursuant to its trading strategy at the Affiliated Investment Fund’s Investment Level Factor. An Affiliated Investment Fund’s Investment Level Factor multiplied by the capital contribution of the Company to an Affiliated Investment Fund shall equal the Company’s Investment Level. An Affiliated Investment Fund’s Investment Level Factor is the trading leverage factor of an Affiliated Investment Fund, as designated by ClariTy from time to time for such Affiliated Investment Fund, and reflects the level at which a Trading Advisor is instructed to trade the Affiliated Investment Fund’s assets. ClariTy may increase or decrease the Affiliated Investment Fund’s Investment Level Factor in its sole discretion.

Effective May 1, 2015, the Company allocates approximately one-half of its net assets to each of Winton and CTA Choice QNTM, which is managed by Quantmetrics Capital Management LLP, pursuant to its QM Multi Strategy Program.

The following table sets out the total capital contribution and investment level split between net asset value effective May 1, 2015:

	Total capital contribution May 1, 2015	Total investment level May 1, 2015
CTA Choice QNTM	$2,981,115	$5,962,230
CTA Choice WTN	4,968,525	5,962,230
Total	$7,949,640	$11,924,460

From April 1, 2015 through May 14, 2015, there were redemptions of approximately $48,000 effective for April 30, 2015.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2015 (“First Quarter 2015”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The Managing Member has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Fees and Expenses

Management Fee

The Registrant pays the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2014 (the “Registrant’s 2014 Annual Report”), which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

“Net Asset Value” is the total assets of the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, indirectly through its investment in Affiliated Investment Funds, pays a monthly administrative services fee in the amount of 1/12th of 0.25% (0.25% per annum) of the respective CTA Fund’s beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Trading Advisors’ Fees

The Registrant, indirectly through its investment in the Affiliated Investment Funds, pays Winton and Eagle monthly management fees at an annual rate of 1.5% and 2%, respectively, as defined in their respective Trading Advisory Agreements.

The Registrant, indirectly through its investment in the Affiliated Investment Funds, pays Winton and Eagle an incentive fee accrued monthly and paid quarterly of 20% and 25%, respectively, for achieving New High Net Trading Profits as defined below.

“New High Net Trading Profits” (for purposes of calculating a Trading Advisor’s incentive fees) will be accrued monthly and paid as of the close of business of the last day of each calendar quarter (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities, operating expenses and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant’s trading activities. These activities are charged indirectly through the Registrant’s Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each Trading Advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of March 31, 2015, is set forth under Items 2 and 3 herein.

Financial Information about Geographic Areas

Although the Registrant has indirect exposure to the global futures, forward and option markets, it does not have operations outside of the United States.

Available Information

The Registrant files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (the “SEC”). You may read and copy any document filed by the Registrant at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Registrant does not maintain an internet website; however, the Registrant’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Registrant’s CIK number is 0001474307.

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

The Managing Member has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

The Registrant records all investments at fair value in its condensed financial statements, with changes in fair value reported in the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant’s condensed statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at March 31, 2015, $6,482,176 or 69.93% were classified as Level 1 and $2,787,010 or 30.07% as Level 2. Of the Registrant’s investments at December 31, 2014, $6,665,820 or 72.46% were classified as Level 1 and $2,533,716 or 27.54% as Level 2. There were no Level 3 investments at March 31, 2015 or December 31, 2014, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Member is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on January 1, 2007. Contributions were raised and redemptions paid through new Members’ investments in and redemptions out of the aggregate trading vehicle through December 31, 2009. Beginning January 1, 2010, Individual Members may redeem directly from the Registrant on a monthly basis.

Subscriptions and Redemptions

First Quarter 2015

Subscriptions of interests for the First Quarter 2015 were $0. Redemptions of interests for the First Quarter 2015 were $366,739.

First Quarter 2014

Subscriptions of interests for the First Quarter 2014 were $0. Redemptions of interests for the First Quarter 2014 were $956,958.

Liquidity

A portion of the Registrant’s net assets is held in cash, which is used as margin for its indirect trading in commodities through its investment in Affiliated Investment Funds.

Commodity contracts exposed to indirectly through the Registrant’s investment in Affiliated Investment Funds may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits”. During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure through its investment in Affiliated Investment Funds, to commodity futures positions.

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Members’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2014 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

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

Market Overview

Following is a market overview for the First Quarter 2015 and the First Quarter 2014:

First Quarter 2015

Currencies took in the spotlight during the 1st quarter of 2015 with the U.S. dollar the primary beneficiary. Despite shifting expectations for the exact timing of the first interest rate hike since 2006, the general consensus remains that the Federal Reserve will move this year and this bullish consensus pushed the U.S. dollar to multi-year highs against many developed and emerging currencies where monetary easing is still very much intact. Particularly hard-hit was the euro as it fell to 12-year lows against the greenback as the ECB began its aggressive monetary stimulus program that is expected to last well into 2016. In fact, during the first quarter, over 20 central banks have cut rates or eased policy to stimulate growth and stave off inflation. This divergence offered substantial opportunity with the quarter’s largest profits accumulated on positions in currencies.

Overall trading in global bond markets was also profitable. In the U.S., despite expectations that the Federal Reserve would hike rates in 2015, bond prices rose amid speculation that a global slowdown and very weak inflation readings in the U.S. would allow the Fed to keep rates lower for longer. Further, markets benefited from safe-haven buying on political turmoil in Greece and the search for yield as rates elsewhere fell to record lows. This was notably the case in the German bund where prices trended strongly during the first quarter pushing yields to record lows. Japanese Government bond prices ended the quarter essentially unchanged. Overall, global equity markets recorded gains. While the move in U.S. equity indices was constrained on expectations for higher rates, stock indices in Europe and Japan moved higher supported by continued monetary stimulus.

In commodity markets, crude prices consolidated but ultimately ended the month lower on bearish factors including: an unprecedented glut in U.S. inventories; expectations that Iran would increase production following a successful nuclear deal; and a decline in China imports. In metals markets, gold prices vacillated over the period on shifting expectations for U.S. Federal Reserve actions. In the base metals, copper and aluminum ended the month lower on fears of waning China demand. In grains, wheat, corn and bean prices all ended the quarter lower on ample supply. Tropical markets also ended the quarter weaker.

First Quarter 2014

The market was volatile in the first quarter and it was a more difficult environment for trading, as compared to 2013. Political unrest and the prospect of higher interest rates gave indications that the market regime may be changing.

Market movers over the quarter included the progress of Abenomics, the pace of Federal Reserve tapering, outlook for growth in developed and emerging markets and, late in the quarter, the outbreak of Ukraine-Russian tensions. The situation in the Crimea had a particularly strong impact on global commodities.

After a euphoric end to the year, global equity markets began the first quarter on a depressed note as risk aversion swept through the marketplace. China growth concerns combined with emerging market turmoil diminished investor enthusiasm. In February, the United States (“U.S”) rally resumed strongly while European and Pacific Rim markets generally lagged. Thereafter, the major equity markets generally offered little opportunity. Consistent with the equity rout in January, global bond markets rallied in January as investors sought a safe haven. Thereafter, global bond markets settled in to a period of consolidation as investors weighed growth prospects.

In currency markets, after a long period of coordinated global central bank activity, the first quarter witnessed the beginnings of actual and anticipated policy decoupling. The Royal Bank of New Zealand was the first central bank to tighten in March and stronger growth in the UK increased expectations they could be next to follow. In the U.S., a mixed message from Federal Reserve Chairman Yellen initially kept the U.S. dollar in a narrow trading range but positive economic reports combined with safe haven buying, as Ukraine-Russian tensions intensified, supported the greenback later. Europe at the other end of the spectrum continued to struggle due to weakness in many Eurozone countries outside of Germany. The euro has nonetheless rallied confounding efforts to use devaluation to support the economies in this zone. In Japan, after a successful weakening of the currency for much of the fourth quarter 2013, investors sought out the safe haven currency putting a temporary halt to its decline.

A variety of events impacted the commodity markets including strikes in South Africa, Ukraine-Russian tensions, freezing temperatures in the U.S., and drought in South America. The strongest moves during the quarter were witnessed in the traditional commodity markets: grain, meats and tropicals. In grains, prices of corn and wheat moved sharply higher on concerns of supply disruptions out of Ukraine, aptly named the European Bread Basket, as it is a major exporter in these markets. Prices of soybeans also rallied sharply as weather concerns in Brazil led to worries over near-term supply amid strong demand. Dry weather Brazil also sent coffee prices sharply higher. Finally, in meats, the outbreak of PED propelled hog prices.

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)   the major sectors to which the Registrant’s assets were allocated indirectly as of the First Quarter 2015 and the First Quarter 2014, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)   a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2015 and the First Quarter 2014.

First Quarter 2015

As of March 31, 2015, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	25.13%
Energies	5.55%
Grains	10.02%
Indices	29.15%
Interest Rates	19.42%
Meats	0.41%
Metals	3.78%
Tropicals	6.54%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2015 were as follows:

Currencies: (+) Registrant experienced the majority of its gains in the euro/yen cross, Canadian dollar and euro. The majority of losses were incurred in the Swiss franc.

Interest Rates: (+) Registrant experienced the majority of its gains in the Eurodollar, Australian 3-year, Canadian bond and U.S. 10-year. There were no losses.

Indices: (+) Registrant experienced the majority of its gains in the Nikkei, DAX and DJ Euro Stoxx 50. The majority of losses were incurred in the S&P500.

Energies: (-) Registrant experienced gains in Brent and WTI crude oil. The majority of losses were in RBOB and natural gas.

Metals: (-) Registrant experienced the majority of its gains in aluminum. The majority of losses were incurred in gold and silver.

Grains: (-) Registrant experienced the majority of its gains in wheat. The majority of losses were incurred in corn.

Tropicals: (+) Registrant realized the majority of its gains in sugar. The majority of losses were incurred in cocoa.

Meats: (+) Registrant experienced the majority of its gains in live cattle. The majority of losses were incurred in live hogs.

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

Results of Operations

First Quarter 2015

The Net Asset Value of the Registrant as of March 31, 2015 was $10,224,139, an increase of $31,778 from the December 31, 2014 Net Asset Value of $10,192,361, primarily due to positive trading performance.

The Registrant’s performance for the First Quarter 2015 was 3.88%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the First Quarter 2015 was approximately $36,000.

The Registrant’s total gain from its investment in Affiliated Investment Funds for the First Quarter 2015 was approximately $550,000.

Dividend income for the First Quarter 2015 was approximately $16,000, a decrease of approximately $3,000, as compared to the First Quarter 2014.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2015 were approximately $4,000, a decrease of approximately $2,000 as compared to the First Quarter 2014, primarily due to a decrease in the Net Asset Value from the First Quarter 2014.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2015 were approximately $46,000, a decrease of approximately $4,000 as compared to the First Quarter 2014, primarily due to a decrease in the Net Asset Value from the First Quarter 2014.

Management fees to the Managing Member for the First Quarter 2015 were approximately $73,000, a decrease of approximately $9,000 as compared to the First Quarter 2014, primarily due to a decrease in the Net Asset Value from the First Quarter 2014.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2015 were approximately $54,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2015 was approximately $7,000, a decrease of approximately $0 as compared to the First Quarter 2014, primarily due to a decrease in the Net Asset Value from the First Quarter 2014.

Service fees for the First Quarter 2015 were approximately $83,000, a decrease of approximately $15,000 as compared to the First Quarter 2014, primarily due to a decrease in the Net Asset Value from the First Quarter 2014.

Managing Member interest earned on Certain Investment Funds for the First Quarter 2015 was approximately $8,000, a decrease of approximately $2,000 as compared to the First Quarter 2014.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the First Quarter 2015 were approximately $64,000.

First Quarter 2014

The Net Asset Value of the Registrant as of March 31, 2014 was $10,581,404, a decrease of $2,341,826 from the December 31, 2013 Net Asset Value of $12,923,230, primarily due to the effect of Member redemptions and negative trading performance.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2015.

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

The Registrant’s contractual obligations are with the Managing Member, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisors through CTA Choice, and management fees payable to the Managing Member, are calculated as a fixed percentage of the Registrant’s Net Asset Value or Allocated Assets. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Trading Advisory Agreements). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Member and the Trading Advisors through CTA Choice attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisors attempt to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Managing Member’s oversight committee is responsible for evaluating and overseeing the Trading Advisors’ trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2015. Based upon such evaluation, the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of March 31, 2015, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.    Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2015 to March 31, 2015, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, LLC,
its Managing Member

By:	/s/ Jim Parrish	Date: May 14, 2015
Name:	Jim Parrish
Title:	President
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: May 14, 2015
Name:	David K. Spohr
Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

