Form 10-Q
period 2015-06-30
KMP Futures Fund I LLC
filed 2015-08-13
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________to ___________________________________

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

Yes   ☐  No   ☒

KMP Futures Fund I LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

2

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

3

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents (see Note 2)	$1,992,198	$1,089,866
Receivable from Managing Member	72,231	114,370
Investment in securities, at fair value (cost $0 and $6,739,600 at June 30, 2015 and December 31, 2014, respectively)	0	6,665,820
Investment in Affiliated Investment Funds, at fair value (cost $7,489,002 and $2,472,794 at June 30, 2015 and December 31, 2014, respectively) (see Note 7)	7,314,926	2,533,716
Total assets	$9,379,355	$10,403,772

LIABILITIES
Management fees payable to Managing Member	$11,292	$11,980
Accrued expenses payable	111,691	84,904
Service fees payable	25,051	27,572
Redemptions payable	318,313	86,955
Total liabilities	466,347	211,411

MEMBERS’ CAPITAL (Net Asset Value)	8,913,008	10,192,361
Total liabilities and members’ capital	$9,379,355	$10,403,772

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015		December 31, 2014
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 0.000 and 333,455.843 at June 30, 2015 and December 31, 2014, respectively)	0.00%	$0	32.78%	$3,341,228
T. Rowe Price Short-Term Bond Fund (shares 0.000 and 699,914.108 at June 30, 2015 and December 31, 2014, respectively)	0.00%	0	32.62%	3,324,592
Total investment in securities (cost $0 and $6,739,600 at June 30, 2015 and December 31, 2014, respectively)	0.00%	$0	65.40%	$6,665,820

Investment in Affiliated Investment Funds:
CTA Choice EGLG	0.00%	$0	13.74%	$1,399,957
CTA Choice QNTM	31.69%	2,824,543	0.00%	0
CTA Choice WTN	50.38%	4,490,383	11.12%	1,133,759
Total investment in Affiliated Investment Funds (cost $7,489,002 and $2,472,794 at June 30, 2015 and December 31, 2014, respectively)	82.07%	$7,314,926	24.86%	$2,533,716

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$6	$111	$7	$222
Dividend income	1,840	19,125	17,805	38,178
Total investment income	1,846	19,236	17,812	38,400

EXPENSES
Management fees to Managing Member	69,285	71,969	142,411	154,110
Managing Member interest earned on Certain Investment Funds (see Note 4)	1,840	14,664	9,743	24,977
Service fees (see Note 6)	78,330	84,940	161,549	182,458
Operating expenses	84,229	100,778	148,222	166,953
Total expenses	233,684	272,351	461,925	528,498
General and administrative expenses borne by the Managing Member and affiliates	(47,325)	(61,550)	(72,231)	(82,811)
Net expenses	186,359	210,801	389,694	445,687
Net investment loss	(184,513)	(191,565)	(371,882)	(407,287)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(32,977)	(2,589)	(37,651)	(8,806)
Net change in unrealized appreciation on investment in securities	32,977	24,171	73,781	44,252
Net gain from investment in securities	0	21,582	36,130	35,446
Net realized (loss) gain on investment in Affiliated Investment Funds	(315,993)	(118,221)	328,736	(759,442)
Net change in unrealized depreciation/appreciation on investment in Affiliated Investment Funds	(140,025)	248,389	(234,998)	(293,400)
Net (loss) gain from investment in Affiliated Investment Funds	(456,018)	130,168	93,738	(1,052,842)

NET (LOSS)	$(640,531)	$(39,815)	$(242,014)	$(1,424,683)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

Members’ Capital

Six months ended June 30, 2015
Members’ capital at December 31, 2014	$10,192,361
Redemptions	(1,037,339)
Net loss	(242,014)
Members’ capital at June 30, 2015	$8,913,008

Six months ended June 30, 2014
Members’ capital at December 31, 2013	$12,923,230
Redemptions	(1,538,374)
Net loss	(1,424,683)
Members’ capital at June 30, 2014	$9,960,173

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

Effective 1 May 2015, the Company allocates approximately one-half of its Allocated Assets to each of CTA Choice WTN (“WTN”) and CTA Choice QNTM (“QNTM”), both segregated series of CTA Choice, after fully redeeming from CTA Choice EGLG (“EGLG”). Winton Capital Management Limited (“Winton”) is the Trading Advisor for WTN and manages the assets pursuant to its Diversified Program. Eagle Trading Systems Inc. (“Eagle”) is the Trading Advisor for EGLG and manages the assets pursuant to its Global Program. Quantmetrics Capital Management LLP (“Quantmetrics”) is the Trading Advisor for QNTM and manages the assets pursuant to its QM Multi Strategy Program.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2015, the condensed statements of operations for the three months ended June 30, 2015 (“Second Quarter 2015”), for the six months ended June 30, 2015 (“Year-To-Date 2015”), for the three months ended June 30, 2014 (“Second Quarter 2014”) and for the six months ended June 30, 2014 (“Year-To-Date 2014”) and the condensed statements of changes in members’ capital for the Year-To-Date 2015 and the Year-To-Date 2014 are unaudited.

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of June 30, 2015 and the results of its operations for the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

There are no Level 3 investments as of June 30, 2015 or December 31, 2014, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following tables summarize the assets measured at fair value using the fair value hierarchy:

June 30, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$7,314,926	$0	$7,314,926

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$6,665,820	$0	$0	$6,665,820
Investment in Affiliated Investment Funds, at fair value	$0	$2,533,716	$0	$2,533,716

B.	Cash and Cash Equivalents

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

The Company appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these condensed financial statements. The Company has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense.

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

H.	New Accounting Pronouncement

In May, 2015, the FASB issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. For nonpublic business entities, ASU 2015-07 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company has chosen not to early adopt ASU 2015-07.

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

The Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on the Company’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits”, in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice EGLG	2.00%	25.00%
CTA Choice QNTM	1.00%	25.00%
CTA Choice WTN	1.50%	20.00%

The Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on the Company’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits”, in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $41,999, $45,796, $88,431 and $96,164, respectively.

For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Trading Advisor incentive fees paid indirectly within the Company’s investment in Affiliated Investment Funds totaled $13,962, $40,401, $67,750 and $40,413, respectively.

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

After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. As of June 30, 2015, the Company did not have investment in Certain Investment Funds. For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $1,840, $14,664, $9,743 and $24,977, respectively.

The Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the administrative services fee earned indirectly totaled $7,385, $6,542, $13,898 and $14,034, respectively.

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

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Company indirectly paid administrator fees totaling $18,978, $7,749, $26,462 and $14,777, respectively.

The Company also pays administrator fees directly to SS&C GlobeOp. For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Company directly paid SS&C GlobeOp administrator fees of $6,250, $7,397, $12,500 and $13,647, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents 82.07% and 24.86% of the Net Asset Value of the Company at June 30, 2015 and December 31, 2014, respectively.

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

After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. As of June 30, 2015, did not have investment in Certain Investment Funds. For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $1,840, $14,664, $9,743 and $24,977, respectively.

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the Year-To-Date 2015 and the Year-To-Date 2014:

	Net asset value December 31, 2014	Purchases	Gain (Loss)	Redemptions	Net asset value June 30, 2015
CTA Choice EGLG	$1,399,957	$3,501,000	$256,302	$(5,157,259)	$0
CTA Choice QNTM	0	2,981,115	41,024	(197,596)	2,824,543
CTA Choice WTN	1,133,759	4,737,904	(203,588)	(1,177,692)	4,490,383
Total	$2,533,716	$11,220,019	$93,738	$(6,532,547)	$7,314,926

	Net asset value December 31, 2013	Purchases	Gain (Loss)	Redemptions	Net asset value June 30, 2014
CTA Choice EGLG	$1,771,901	$1,625,930	$(1,203,974)	$(706,019)	$1,487,838
CTA Choice WTN	1,116,301	691,113	151,132	(1,120,186)	838,360
Total	$2,888,202	$2,317,043	$(1,052,842)	$(1,826,205)	$2,326,198

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

Prior to May 1, 2015, the Company’s investment in Affiliated Investment Funds was not fully funded, but was subject to additional capital calls up to the full amount of the capital commitment. Effective May 1, 2015, in accordance with the amendment CTA Choice’s Private Placement Memorandum, the full amount of the Company’s capital contribution to an Affiliated Investment Fund will be funded by each Trading Advisor pursuant to its trading strategy at the Affiliated Investment Fund’s Investment Level Factor. An Affiliated Investment Fund’s Investment Level Factor multiplied by the capital contribution of the Company to an Affiliated Investment Fund shall equal the Company’s Investment Level.

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

The following table sets out the total capital commitment and investment level split between net asset value:

	Total capital commitment June 30, 2015	Total Investment Level June 30, 2015
CTA Choice QNTM	$2,824,543	$5,693,132
CTA Choice WTN	4,490,383	5,439,351
Total	$7,314,926	$11,132,483

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Management fees to Managing Member	$69,285	$71,969	$142,411	$154,110
Managing Member interest earned on Certain Investment Funds	1,840	14,664	9,743	24,977
Operating expenses	37,512	20,588	56,148	35,190
	108,637	107,221	208,302	214,277
General and administrative expenses borne by the Managing Member and its affiliates	(47,325)	(61,550)	(72,231)	(82,811)
Total	$61,312	$45,671	$136,071	$131,466

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable in the condensed statements of financial condition as of June 30, 2015 and December 31, 2014, were $37,800 and $35,180, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of June 30, 2015 and December 31, 2014. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents the financial highlights of the Company for the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014. This information has been derived from information presented in the condensed financial statements:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2015		June 30, 2014
Total return (1), (3), (5)	(6.39)%	(2.76)%	(0.41)%	(11.28)%
Total expenses (2), (5)	7.76%	7.83%	8.16%	8.08%
Net investment loss (2), (4), (5)	(7.68)%	(7.47)%	(7.42)%	(7.38)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total return and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.

(1) Not Annualized.
(2) Annualized.
(3) Includes realized and unrealized gains (losses) on securities transactions.
(4) Represents interest and dividend income less total expenses.
(5) Net of general and administrative expenses borne by the Managing Member and affiliates.

Note 12.	SUBSEQUENT EVENTS

The following table sets out the net asset value split between total capital contribution and investment level as of July 31, 2015:

	Total capital contribution July 31, 2015	Total investment level July 31, 2015
CTA Choice QNTM	$2,692,279	$5,430,727
CTA Choice WTN	4,675,123	5,587,939
Total	$7,367,402	$11,018,666

From July 1, 2015 through August 13, 2015, there were redemptions of approximately $224,000 effective for July 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2015 (“Second Quarter 2015”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The Managing Member has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. Effective March 17, 2014, ClariTy Managed Account & Analytics Platform, L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. Until April 30, 2015, the Registrant allocated approximately one-half of its Allocated Assets to each of the following CTA Funds:

•	CTA Choice WTN (“WTN”), managed by Winton Capital Management Limited (“Winton”), pursuant to its Diversified Program, which is a systematic, technical diversified program; and

•	CTA Choice EGLG (“EGLG”), managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program.

As of May 1, 2015, the Registrant allocates approximately one-half of its Allocated Assets to each WTN and CTA Choice QNTM, which is managed by Quantmetrics Capital Management LLP (“Quantmetrics”) pursuant to its QM Multi Strategy Program, after fully redeeming from EGLG.

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

Quantmetrics’ QM Multi Strategy Program follows the QM Directional Strategy and the QM Premier Strategy. The QM Directional Strategy is a quantitative short term directional futures strategy. The strategy trades futures and foreign exchange with a holding period ranging from 5 minutes to a few days. The aim is to provide investors with long-term capital appreciation by realizing many short-term gains across a number of different asset classes. The investment approach identifies and captures market inefficiencies using statistical and econometric models. As the models selectively choose the timing of the trades, it is ideally positioned to benefit from liquidity driven price shocks. The QM Premier Strategy is a quantitative market neutral futures strategy. The strategy trades futures with a holding period from 20 minutes to 1 day. The aim is to provide investors with long-term capital appreciation by seeking to profit from short term liquidity imbalances in pairs of equity index futures. The investment approach identifies and captures market inefficiencies using statistical and econometric models. Disciplined risk management is built into each trading algorithm, with time stops strictly adhered to.

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

Trading Advisors’ Fees

The Registrant, indirectly through its investment in the Affiliated Investment Funds, pays Winton, Eagle and Quantmetrics monthly management fees at an annual rate of 1.5%, 2% and 1%, respectively, as defined in their respective Trading Advisory Agreements.

The Registrant, indirectly through its investment in the Affiliated Investment Funds, pays Winton, Eagle and Quantmetrics an incentive fee accrued monthly and paid quarterly of 20%, 25% and 25%, respectively, for achieving New High Net Trading Profits as defined below.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of June 30, 2015, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments at June 30, 2015, $0 or 0.00% were classified as Level 1 and $7,314,926 or 100% as Level 2. Of the Registrant’s investments at December 31, 2014, $6,665,820 or 72.46% were classified as Level 1 and $2,533,716 or 27.54% as Level 2. There were no Level 3 investments at June 30, 2015 or December 31, 2014, nor any portion of the interim periods.

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

Subscriptions and Redemptions

Second Quarter 2015

Subscriptions of interests for the Second Quarter 2015 were $0. Redemptions of interests for the Second Quarter 2015 were $670,600.

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

Market Overview

Following is a market overview for the Second Quarter 2015 and the Second Quarter 2014:

Second Quarter 2015

The second quarter of 2015 was a difficult one as many established trends reversed direction or stalled. In currencies, the U.S. dollar’s dominance waned early-on as weaker-than-anticipated economic reports sent the greenback to its first monthly loss since June 2014. Thereafter, the greenback traded in a wide band as investors fine-tuned their expectations for the timing of the first U.S. rate hike since June 2006. Conversely, the euro which had been trending lower gained ground against the US dollar in the second quarter as early investor enthusiasm over signs of recovery in the region’s economy were sufficient to overcome worries over a potential Greek exit from the European Union. The British pound similarly rallied during the second quarter on solid economic reports and expectations that the Bank of England would be the next central bank after the US Federal Reserve (the “Fed”) to begin tightening. Finally, the Japanese yen settled off 12-year lows against the U.S. dollar, underscoring the divergence between the Fed and the Bank of Japan’s “BOJ” monetary policies where the Fed is looking for an opportunity to tighten while the BOJ remains in an easing mode.

Overall, global bond market prices moved lower during the second quarter. In the U.S., prices fell as investors looked past weak economic reports and worrying Greek debt negotiations, and focused instead on the Fed Chair Yellen’s contention that a first quarter economic slowdown would be transitory, which re-ignited expectations for a late-2015 interest rate hike. European bond market prices similarly lost ground as investors’ unwound positions as yields fell to historic lows. Prices worked a bit higher near quarter end as Greece worries intensified. In global equities, U.S. markets were generally range bound with the exception of the NASDAQ which ended the quarter higher. In European markets, the indices closed lower as worries over a potential “Grexit” intensified; UK equities were also pressured as expectations for a 2016 interest rate hike firmed. Conversely, Japanese equity markets posted strong gains in the second quarter, with the Nikkei and Topix rallying to multi-year highs. Chinese equities similarly ranked higher for most of the second quarter until mid-June when the market experienced a breathtaking collapse from highs and entered bear market territory as leveraged investors fled on worries that the bull market had moved too far, too fast.

The trend was generally down for commodity markets in the second quarter. In energies, crude prices rallied early in the quarter on signs of shrinking U.S. inventories, lower production and geopolitical conflicts in the Middle East, but thereafter settled into a trading range. In base metals, expectations for further People’s Bank of China (“PBOC”) stimulus, strikes and slowing output buoyed prices early on, then worries of a China slowdown and dwindling demand erased those gains with metals throughout the group ending the quarter lower. Precious metals similarly ended the month lower. Grain and oilseed prices which drifted lower for much of the quarter rallied in June as too much rain in the U.S. Midwest, and not enough in Europe and Canada, combined with bullish U.S. Department of Agriculture reports, propelled prices higher. Wheat and soybeans were the main beneficiaries, ending higher for the quarter overall. In tropical markets, cocoa prices swept higher during the three-month period on signs of stronger demand amid reduced supply. Conversely, sugar prices extended lower.

Second Quarter 2014

The global capital markets are slowly moving towards a more divergent monetary policy environment, which has begun to create trading opportunities for certain CTAs in the second quarter. Ukraine-Russian tensions, the future course of the European Central Bank (the “ECB”) and Federal Reserve Bank actions, in addition to disparate Chinese economic releases moved market over the second quarter.

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

In the UK, the economic picture, which is perhaps a step ahead of the U.S., is a bit brighter and as a result fears of Bank of England tightening are closer to the present. This ultimately weighed on FTSE as it fell off mid-quarter highs marked in May; prices in the gilt similarly fell late in the quarter but received a bit of lift as the BOE sought to temper expectations for high rates in the immediate term.

Japan raised sales taxes in the beginning of the quarter, but so far that has not seemed to have pushed the economy into a recession. Abe’s structural reform program appears to be slowly moving forward. Any monetary tightening from Japan seems a bit more distant than in the U.S.

Conversely, in the Euro-Zone sluggish growth and low inflation paved the way for expectations that the ECB will continue to provide monetary stimulus. As such, German bund prices rose as inflationary readings fell and the DAX ended higher. It seems likely that monetary stimulus will be the longest lasting here compared to other developed markets.

In currency markets, volatility fell to multi-year lows as investors tried to find direction. In major currencies, the Japanese yen stayed within a relatively tight trading range. The British pound trended sharply higher as a string of strong economic readings sparked speculation that the BOE would be the first major central bank to raise the benchmark interest rates. The Australian dollar also rallied during the quarter as improving manufacturing in China buoyed the commodity currency. Conversely, sluggish readings in Europe weighed on the Euro as expectations increased for further ECB stimulus. The U.S. dollar was mixed, ultimately ending the period slightly off its first quarter close as vacillated on expectations for Federal Reserve activity. Finally, in other markets, the New Zealand dollar was lifted as the country again increased rates while the Norwegian krone slid lower on poor economic readings and increasing expectations for further interest rate reductions; the Swedish krona also moved lower during the second quarter.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)     the major sectors to which the Registrant’s assets were allocated indirectly as of the Second Quarter 2015 and the Second Quarter 2014, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)     a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2015 and the Second Quarter 2014.

Second Quarter 2015

As of June 30, 2015, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	24.09%
Energies	6.57%
Grains	3.80%
Indices	33.98%
Interest Rates	21.76%
Meats	0.61%
Metals	6.93%
Tropicals	2.26%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2015 were as follows:

Currencies: (-) The Registrant experienced the majority of its losses in April as the dollar ended the period lower on weaker than-forecast economic reports which clouded the outlook for the timing of Federal Reserve tightening.

Energies: (-) The Registrant was unprofitable in energies as crude oil prices rallied off lows in anticipation of increasing global demand. The quarter’s largest losses were realized in April.

Grains: (-) The Registrant was unprofitable in grains due to short positions as prices rallied sharply in June on deteriorating weather conditions in the U.S., Europe and Canada.

Indices: (+) The Registrant was profitable as exposures in Pacific Rim and U.S. markets were sufficient to cover losses on European stock index positions.

Interest Rates: (-) The Registrant was unprofitable in global interest rates markets as unprofitable long European bond exposures just offset gains in Pacific Rim and U.S. bond markets.

Meats: (-) The Registrant posted small losses in the meat markets due in part to short positions in live cattle.

Metals: (+) The Registrant posted slight profits in metals as gains in the precious complex was sufficient to cover losses realized on positions in base metals.

Tropicals: (-) The Registrant was unprofitable in tropical markets overall with largest losses seen in April, due in part to short positions in sugar which suffered as prices rallied.

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

Results of Operations

Year-To-Date 2015

The Net Asset Value of the Registrant as of June 30, 2015 was $8,913,008, a decrease of $1,279,353 from the December 31, 2014 Net Asset Value of $10,192,361, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for the Year-To-Date 2015 was (2.76)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2015 was approximately $36,000.

The Registrant’s total gain from its investment in Affiliated Investment Funds for the Year-To-Date 2015 was approximately $94,000.

Dividend income for the Year-To-Date 2015 was approximately $18,000, a decrease of approximately $20,000, as compared to the Year-To-Date 2014.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015, were approximately $22,000, an increase of approximately $10,000 as compared to the Year-To-Date 2014.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015 were approximately $88,000, a decrease of approximately $8,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the Year-To-Date 2015 were approximately $142,000, a decrease of approximately $12,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015, were approximately $68,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015 was approximately $14,000, approximately the same as compared to the Year-To-Date 2014.

Service fees for the Year-To-Date 2015 were approximately $162,000, a decrease of approximately $20,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the Year-To-Date 2015 was approximately $10,000, a decrease of approximately $15,000 as compared to the Year-To-Date 2014.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Year-To-Date 2015 were approximately $148,000.

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

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014, were approximately $40,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2015.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Second Quarter 2015. Based upon such evaluation, the Managing Member’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of June 30, 2015, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2015 to June 30, 2015, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2	Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3	Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1	Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2	Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3	Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4	Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5	FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6	ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7	Amendment to ISDA Master Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8	Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9	Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on August 17, 2012)

99.2	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on November 5, 2012)

99.3	Notice to Members of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, LLC,
its Managing Member

By:	/s/ Jim Parrish	Date: August 13, 2015
Name:	Jim Parrish
Title:	President
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: August 13, 2015
Name:	David K. Spohr
Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

