Form 10-Q
period 2015-09-30
KMP Futures Fund I LLC
filed 2015-11-12
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number:  000-53816

KMP FUTURES FUND I LLC
(Exact name of the Registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, Suite 2701, New York	10036
(Address of principal executive offices)	(Zip Code)

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

1

KMP Futures Fund I LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

2

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

3

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents (see Note 2)	$47,604	$1,089,866
Receivable from Managing Member	112,766	114,370
Investment in securities, at fair value (cost $1,606,339 and $6,739,600 at September 30, 2015 and December 31, 2014, respectively)	1,595,264	6,665,820
Investment in Affiliated Investment Funds, at fair value (cost $6,957,151 and $2,472,794 at September 30, 2015 and December 31, 2014, respectively) (see Note 7)	6,631,298	2,533,716
Total assets	$8,386,932	$10,403,772

LIABILITIES
Management fees payable to Managing Member	$10,393	$11,980
Accrued expenses payable	123,196	84,904
Service fees payable	21,293	27,572
Redemptions payable	302,304	86,955
Total liabilities	457,186	211,411

MEMBERS' CAPITAL (Net Asset Value)	7,929,746	10,192,361
Total liabilities and members’ capital	$8,386,932	$10,403,772

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015		December 31, 2014
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 0.000 and 333,455.843 at September 30, 2015 and December 31, 2014, respectively)	0.00%	$0	32.78%	$3,341,228
T. Rowe Price Short-Term Bond Fund (shares 0.000 and 699,914.108 at September 30, 2015 and December 31, 2014, respectively)	0.00%	0	32.62%	3,324,592
DoubleLine Low Duration Bond Fund Class I (shares 158,732.73 and 0.00 at September 30, 2015 and December 31, 2014, respectively)	20.12%	1,595,264	0.00%	0
Total investment in securities (cost $1,606,339 and $6,739,600 at September 30, 2015 and December 31, 2014, respectively)	20.12%	$1,595,264	65.40%	$6,665,820

Investment in Affiliated Investment Funds:
CTA Choice EGLG	0.00%	$0	13.74%	$1,399,957
CTA Choice QNTM	29.84%	2,367,014	0.00%	0
CTA Choice WTN	53.78%	4,264,284	11.12%	1,133,759
Total investment in Affiliated Investment Funds (cost $6,957,151 and $2,472,794 at September 30, 2015 and December 31, 2014, respectively)	83.62%	$6,631,298	24.86%	$2,533,716

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$1	$70	$8	$292
Dividend income	6,750	16,903	24,555	55,081
Total investment income	6,751	16,973	24,563	55,373

EXPENSES
Management fees to Managing Member	61,704	67,773	204,115	221,883
Managing Member interest earned on Certain Investment Funds (see Note 4)	0	895	9,743	25,872
Service fees (see Note 6)	68,098	79,796	229,647	262,254
Operating expenses	72,984	58,053	221,206	225,006
Total expenses	202,786	206,517	664,711	735,015
General and administrative expenses borne by the Managing Member and affiliates	(40,535)	(21,162)	(112,766)	(103,973)
Net expenses	162,251	185,355	551,945	631,042
Net investment loss	(155,500)	(168,382)	(527,382)	(575,669)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(397)	(2,392)	(38,047)	(11,198)
Net change in unrealized depreciation/appreciation on investment in securities	(11,075)	(27,379)	62,705	16,873
Net (loss) gain from investment in securities	(11,472)	(29,771)	24,658	5,675
Net realized (loss) gain on investment in Affiliated Investment Funds	(1,815)	404,950	326,921	(354,492)
Net change in unrealized depreciation/appreciation on investment in Affiliated Investment Funds	(151,777)	464,742	(386,775)	171,342
Net (loss) gain from investment in Affiliated Investment Funds	(153,592)	869,692	(59,854)	(183,150)

NET (LOSS) GAIN	$(320,564)	$671,539	$(562,578)	$(753,144)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

Members’ Capital
Nine months ended September 30, 2015
Members’ capital at December 31, 2014	$10,192,361
Redemptions	(1,700,037)
Net loss	(562,578)
Members’ capital at September 30, 2015	$7,929,746

Nine months ended September 30, 2014
Members’ capital at December 31, 2013	$12,923,230
Redemptions	(1,929,881)
Net loss	(753,144)
Members’ capital at September 30, 2014	$10,240,205

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

Effective March 17, 2014, the Kenmar Group and the Olympia Group of Companies merged with the GEMS Group. In connection with the merger, certain changes in the corporate structure of the organization have occurred. Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Member”) who is the Managing Member of the Company, converted from a Delaware limited partnership to a Delaware limited liability company. Accordingly, the name changed to Kenmar Preferred Investments, LLC. Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC, depending on the applicable period discussed. Kenmar Preferred has been delegated administrative authority over the operations of the Company.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2015, the condensed statements of operations for the three months ended September 30, 2015 (“Third Quarter 2015”), for the nine months ended September 30, 2015 (“Year-To-Date 2015”), for the three months ended September 30, 2014 (“Third Quarter 2014”) and for the nine months ended September 30, 2014 (“Year-To-Date 2014”) and the condensed statements of changes in members’ capital for the Year-To-Date 2015 and the Year-To-Date 2014 are unaudited.

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of September 30, 2015 and the results of its operations for the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

There are no Level 3 investments as of September 30, 2015 or December 31, 2014, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	A.	Basis of Accounting (Continued)

The following tables summarize the assets measured at fair value using the fair value hierarchy:

September 30, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities , at fair value	$1,595,264	$0	$0	$1,595,264
Investment in Affiliated Investment Funds, at fair value	$0	$6,631,298	$0	$6,631,298

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$6,665,820	$0	$0	$6,665,820
Investment in Affiliated Investment Funds, at fair value	$0	$2,533,716	$0	$2,533,716

B.	Cash and Cash Equivalents

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

For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $32,548, $44,729, $120,979 and $140,893, respectively.

For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Trading Advisor incentive fees paid indirectly within the Company’s investment in Affiliated Investment Funds totaled $405, $5,773, $68,155 and $46,186, respectively.

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

After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. As of September 30, 2015, the loss carry forward amounted to $11,472. For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $0, $895, $9,743 and $25,872, respectively.

The Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the administrative services fee earned indirectly totaled $6,495, $6,174, $20,393 and $20,208, respectively.

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

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Company indirectly paid administrator fees totaling $16,737, $9,054, $43,199 and $23,831, respectively.

The Company also pays administrator fees directly to SS&C GlobeOp. For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Company directly paid SS&C GlobeOp administrator fees of $6,250, $6,250, $18,750 and $19,897, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents 83.62% and 24.86% of the Net Asset Value of the Company at September 30, 2015 and December 31, 2014, respectively.

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

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the Year-To-Date 2015 and the Year-To-Date 2014:

	Net asset value December 31, 2014	Purchases	Gain (Loss)	Redemptions	Net asset value September 30, 2015
CTA Choice EGLG	$1,399,957	$3,501,000	$256,302	$(5,157,259)	$0
CTA Choice QNTM	0	3,035,753	(225,843)	(442,896)	2,367,014
CTA Choice WTN	1,133,759	4,737,903	(90,313)	(1,517,065)	4,264,284
Total	$2,533,716	$11,274,656	$(59,854)	$(7,117,220)	$6,631,298

	Net asset value December 31, 2013	Purchases	Gain (Loss)	Redemptions	Net asset value September 30, 2014
CTA Choice EGLG	$1,771,901	$1,734,060	$(353,897)	$(1,654,139)	$1,497,925
CTA Choice WTN	1,116,301	891,117	170,747	(1,128,067)	1,050,098
Total	$2,888,202	$2,625,177	$(183,150)	$(2,782,206)	$2,548,023

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

Prior to May 1, 2015, the Company’s investment in Affiliated Investment Funds was not fully funded, but was subject to additional capital calls up to the full amount of the capital commitment. Effective May 1, 2015, in accordance with the amendment to CTA Choice’s Private Placement Memorandum, the full amount of the Company’s capital contribution to an Affiliated Investment Fund will be funded by each Trading Advisor pursuant to its trading strategy at the Affiliated Investment Fund’s Investment Level Factor. An Affiliated Investment Fund’s Investment Level Factor multiplied by the capital contribution of the Company to an Affiliated Investment Fund shall equal the Company’s Investment Level.

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution September 30, 2015	Total Investment Level September 30, 2015
CTA Choice QNTM	$2,367,014	$4,735,948
CTA Choice WTN	4,264,284	5,101,792
Total	$6,631,298	$9,837,740

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Management fees to Managing Member	$61,704	$67,773	$204,115	$221,883
Managing Member interest earned on Certain Investment Funds	0	895	9,743	25,872
Operating expenses	24,535	18,092	80,683	53,282
	86,239	86,760	294,541	301,037
General and administrative expenses borne by the Managing Member and its affiliates	(40,535)	(21,162)	(112,766)	(103,973)
Total	$45,704	$65,598	$181,775	$197,064

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable in the condensed statements of financial condition as of September 30, 2015 and December 31, 2014, were $35,313 and $35,180, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of September 30, 2015 and December 31, 2014. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents the financial highlights of the Company for the Third Quarter 2015, Year-To-Date 2015, Third Quarter 2014, and Year-To-Date 2014. This information has been derived from information presented in the condensed financial statements:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2015		September 30, 2014
Total return (1), (3), (5)	(3.74)%	(6.40)%	6.93%	(5.13)%
Total expenses (2), (5)	10.40%	7.77%	7.46%	7.86%
Net investment loss (2), (4), (5)	(9.96)%	(7.43)%	(6.78)%	(7.17)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total return and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.

(1)	Not Annualized.
(2)	Annualized.
(3)	Includes realized and unrealized gains (losses) on securities transactions.
(4)	Represents interest and dividend income less total expenses.
(5)	Net of general and administrative expenses borne by the Managing Member and affiliates.

Note 12.	SUBSEQUENT EVENTS

The following table sets out the net asset value split between total capital contribution and Investment Level as of November 1, 2015:

	Total capital contribution November 1, 2015	Total Investment Level November 1, 2015
CTA Choice QNTM	$2,263,660	$4,655,156
CTA Choice WTN	3,950,759	4,747,923
Total	$6,214,419	$9,403,079

From October 1, 2015 through November 12, 2015, there were redemptions of approximately $100,000 effective for October 31, 2015.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2015 (“Third Quarter 2015”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The Managing Member has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Effective November , 2009, the Registrant became a reporting company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Moreover, as a commodity pool, the Registrant became subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).

The Registrant’s Objectives

The Registrant’s objectives are:

●	Significant profits over time;

●	Performance volatility commensurate with profit potential;

●	Controlled risk of loss; and

●	Diversification within a traditional portfolio, typically consisting entirely of “long” equity and debt positions and reduced dependence on a single nation’s economy, by accessing global financial, commodity and other non-financial futures markets.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. Effective March 17, 2014, ClariTy Managed Account & Analytics Platform, L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. Until April 30, 2015, the Registrant allocated approximately one-half of its Allocated Assets to each of the following CTA Funds:

●	CTA Choice WTN (“WTN”), managed by Winton Capital Management Limited (“Winton”), pursuant to its Diversified Program, which is a systematic, technical diversified program; and

●	CTA Choice EGLG (“EGLG”), managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program.

As of May 1, 2015, the Registrant allocates approximately one-half of its Allocated Assets to each WTN and CTA Choice QNTM (“QNTM”), which is managed by Quantmetrics Capital Management LLP (“Quantmetrics”) pursuant to its QM Multi Strategy Program, after fully redeeming from EGLG.

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

Competition

The Registrant competes with other private and publicly offered commodity pools, as well as other alternative investments such as REITs and oil and gas limited partnerships and hedge funds. The Registrant operates in a competitive environment in which it faces several forms of competition, including, without limitation:

●	The Registrant competes with other commodity pools and other investment vehicles for Members.

●	The Trading Advisor may compete with other traders in the markets in establishing or liquidating positions on behalf of the Registrant.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of September 30, 2015, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments at September 30, 2015, $1,595,264 or 19.39% were classified as Level 1 and $6,631,298 or 80.61% as Level 2. Of the Registrant’s investments at December 31, 2014, $6,665,820 or 72.46% were classified as Level 1 and $2,533,716 or 27.54% as Level 2. There were no Level 3 investments at September 30, 2015 or December 31, 2014, nor any portion of the interim periods.

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

Subscriptions and Redemptions

Third Quarter 2015 and Year-To-Date 2015

Subscriptions of interests for the Third Quarter 2015 and Year-To-Date 2015 were $0 and $0, respectively. Redemptions of interests for the Third Quarter 2015 and Year-To-Date 2015 were $662,698 and $1,700,037, respectively.

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

Market Overview

Following is a market overview for the Third Quarter 2015 and the Third Quarter 2014:

Third Quarter 2015

Volatility took center stage in the third quarter as investors worried about a China slowdown and its ripple effects through the global economy. In August, a surprise devaluation of the yuan created havoc sending shockwaves across global financial markets. In currencies, some of the broadest moves were seen in the commodity exporters as slowing China growth translated into diminished physical demand; the Canadian, Australian and New Zealand dollars in addition to the Brazilian real and Norwegian krone were examples of currencies that marked multi-year lows. Conversely, the Japanese yen and euro benefited from the uncertainty while unconventionally, the U.S. dollar, a traditional safe haven, was shunned in August as U.S. rate-hike expectations were deferred.

This global uncertainty though brought investors back to global bond markets. Early in the quarter, safe-haven demand sparked by overseas crises from the Chinese equity meltdown to a break-down in Greek debt negotiations, buoyed prices. Later, prices received an additional lift as tumbling commodity prices diminished global inflationary expectations and weakening economic growth raised the specter of further monetary accommodation, notably in Europe and Japan. Finally, the surprise resignation of John Boehner as Speaker of the House also added uncertainty in the U.S. market. Conversely, global equities moved swiftly lower during Third Quarter 2015 as August’s surprise devaluation of the Chinese yuan spooked the indices. The downdraft extended into September on news of Volkswagen’s emission-rigging scandal, the potential demise of Glencore and resurgent worries over global growth.

The downward trend in commodity markets continued into Third Quarter 2015. Crude oil started the quarter on a weak note as a global supply glut combined with diminished demand sent prices to 6½ year lows. At month end August though, prices soared 25% in the final three trading session sparked by OPEC comments indicating a potential willingness to talk about production and a report showing that US shale producers had begun cutting supplies; prices made little headway thereafter. Conversely, natural gas prices continued to fall as warmer weather reduced demand. Base metals prices also ended the three month period lower on demand worries while gold prices vacillated more broadly on changing global inflation expectations. Wheat, corn and soybeans all fell in the third quarter as harvest progressed smoothly amid expectations for decreasing demand. Coffee, sugar and cocoa prices also ended the quarter lower.

Third Quarter 2014

Decoupling of global central bank policy began in earnest in the third quarter. Basis consensus expectations are now that the U.K. will likely be the first to hike short term rates while the U.S. is approaching the end of tapering and expectations are for the first interest rate hike in mid-2015. Conversely in Europe, easing is still the order of the day, as the economy there remains near recession levels. In Japan, the anticipated rebound after the second quarter value added tax increase has yet to materialize thereby increasing expectations for further stimulus there. This divergence resulted in strong currency trends during the third quarter. Overall, the U.S. dollar moved sharply higher while the euro, British pound, Japanese yen and commodity currencies ended the quarter lower.

Despite market expectations to the contrary, prices of global bonds continued to afford opportunity during the third quarter. Gains were greatest in European markets where the outlook for additional stimulus strengthened. In the U.S., bond prices lacked clear direction vacillating on safe haven buying to concerns over Fed rate hikes. Global equity markets were volatile during the third quarter. In the U.S., the S&P and Dow managed to end the period higher while the Russell 2000 ended the quarter with losses. In Europe, the British, French and German markets all ended the quarter lower while in Japan, indices were generally higher after the three month period.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)    the major sectors to which the Registrant’s assets were allocated indirectly as of the Third Quarter 2015 and the Third Quarter 2014, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)    a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2015 and the Third Quarter 2014.

Third Quarter 2015

As of September 30, 2015, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	20.82%
Energies	13.58%
Grains	6.32%
Indices	11.88%
Interest Rates	34.76%
Meats	1.00%
Metals	9.17%
Tropicals	2.47%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2015 were as follows:

Currencies: : (-) The Registrant experienced the majority of its losses in August as the Japanese yen and euro rallied sharply on safe haven buying in the wake of the surprise Chinese devaluation of the yuan. These losses erased July gains on long dollar exposures.

Energies: (+) The Registrant experienced gains in crude oil as prices ended the quarter lower on a global supply glut amid diminished demand. Gains were also posted in natural gas as prices slid on warm weather in the U.S.

Grains: (-) The Registrant realized losses in grains largely due to September price action as grain markets rallied off lows on weather worries.

Indices: (-) The Registrant experienced losses – notably in U.S. stock indices - as global equity indices slid sharply as worries over the health of the global economy intensified. The largest losses for the quarter were recorded in August.

Interest Rates: (+) The Registrant experience gains as global bond prices rallied on safe haven buying in the wake of global uncertainty sparked by a slowing Chinese economy. Further, falling commodity prices dimmed the global inflationary outlook thereby deferring expectations for a U.S. Federal Reserve interest rate hike while increasing speculation for additional European monetary accommodation.

Meats: (+) The Registrant realized gains in meats as cattle prices ended the quarter lower.

Metals: (+) The Registrant realized profits in metals. Overall, the largest gains were realized in the precious group, particularly silver and platinum.

Tropicals: (+) The Registrant realized gains largely due to positions in coffee.

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

Trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2014 were as follows:

Currencies: (+) The Registrant experienced a majority of its gains in the euro, Japanese yen and Swiss franc. The majority of its losses were incurred in the British pound, Canadian and Australian dollars and Mexican peso.

Interest Rates: (+) The Registrant experienced a majority of its gains in the gilt, bund, U.S. Treasury bond and the JGB. The majority of its losses were incurred in the Eurodollar, and Australian 10 and 3-years.

Indices: (+) The Registrant experienced the majority of its gains in the Nikkei, Taiwan and U.S. stock indices. The majority of its losses were incurred in the FTSE and DAX.

Energies: (+) The Registrant experienced a majority of its gains in gas and heating oil. The majority of its losses were incurred in RBOB gasoline and crude oil.

Metals: (+) The Registrant experienced the majority of its gains in aluminium, gold and silver. The majority of its losses were incurred in copper.

Grains: (+) The Registrant experienced the majority of its gains in corn and wheat. The majority of its losses were incurred in soybean meal.

Tropicals: (+) The Registrant experienced the majority of its gains in sugar. The majority of its losses were incurred in coffee.

Meats: (+) The Registrant experienced the majority of its gains in live and feeder cattle. The majority of its losses were incurred in live hogs.

Results of Operations

Year-To-Date 2015

The Net Asset Value of the Registrant as of September 30, 2015 was $7,929,746, a decrease of $2,262,615 from the December 31, 2014 Net Asset Value of $10,192,361, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for the Year-To-Date 2015 was (6.40)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2015 was approximately $25,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2015 was approximately $60,000.

Dividend income for the Year-To-Date 2015 was approximately $25,000, a decrease of approximately $30,000, as compared to the Year-To-Date 2014.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015, were approximately $43,000, an increase of approximately $24,000 as compared to the Year-To-Date 2014.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015 were approximately $121,000, a decrease of approximately $20,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the Year-To-Date 2015 were approximately $204,000, a decrease of approximately $18,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the Net Asset Value discussed above.

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

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015 was approximately $20,000, approximately the same as compared to the Year-To-Date 2014.

Service fees for the Year-To-Date 2015 were approximately $230,000, a decrease of approximately $32,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the Year-To-Date 2015 was approximately $10,000, a decrease of approximately $16,000 as compared to the Year-To-Date 2014.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Year-To-Date 2015 were approximately $221,000.

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

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014, were approximately $46,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2015.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Member’s President and Chairman and Chief Investment Officer (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Chairman and Chief Investment Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Third Quarter 2015. Based upon such evaluation, the Managing Member’s President and Chairman and Chief Investment Officer have concluded that, as of September 30, 2015, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2015 to September 30, 2015, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, LLC, its Managing Member

By:	/s/ Jim Parrish	Date: November 12, 2015
Name:	/s/ Jim Parrish
Title:	President
(Principal Executive Officer)

By:	/s/ Kenneth A. Shewer	Date: November 12, 2015
Name:	Kenneth A. Shewer
Title:	Chairman and Chief Investment Officer
(Principal Financial/Accounting Officer)

