Form 10-K
period 2015-12-31
KMP Futures Fund I LLC
filed 2016-03-23
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-53816

KMP FUTURES FUND I LLC
(Exact name of the Registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, Suite 2701, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(914) 307-7000
(The Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Liability Company Interests
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No☐

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

Yes ☐ No ☒

The Registrant has no voting shares or public float. The value of Interests in the Registrant as of June 30, 2015 is $8,913,008.

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

As of May 1, 2015, the Registrant allocates approximately one-half of its Allocated Assets to each WTN and CTA Choice QNTM (“QNTM”), managed by Quantmetrics Capital Management LLP (“Quantmetrics”), pursuant to its QM Multi Strategy Program after fully redeeming from EGLG.

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

Fees and Expenses

Management Fee

The Registrant pays the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2015 (the “Registrant’s 2015 Annual Report”), which is filed as an exhibit hereto.

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

Trading Advisors’ Fees

The Registrant indirectly through its investment in the Affiliated Investment Funds, pays Winton, Eagle and Quantmetrics monthly management fees at an annual rate of 1.5%, 2% and 1%, respectively, as defined in their respective Trading Advisory Agreements.

The Registrant indirectly through its investment in the Affiliated Investment Funds, pays Winton, Eagle and Quantmetrics an incentive fee accrued monthly and paid quarterly of 20%, 25% and 25%, respectively, for achieving New High Net Trading Profits as defined below.

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of December 31, 2015, is set forth under Items 6, 7, and 8 herein.

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

  (3)          Past Performance

The past investment performance of the Managing Member and the Trading Advisors is not necessarily indicative of the Registrant’s futures results. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Registrant that is comparable to that Trading Advisor’s or to the Managing Member’s past performance. No assurance can be given that the Managing Owner will succeed in meeting the investment objectives of the Registrant. You may lose all or substantially all of your investment in the Registrant.

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

  (10)          There are Disadvantages to Making Trading Decisions Based Upon Fundamental Analysis

Traders that utilize fundamental trading strategies attempt to examine factors external to the trading market that affect the supply and demand for particular futures and forward contracts in order to predict future prices. Such analysis may not result in profitable trading because the analyst may not have knowledge of all factors affecting supply and demand, prices may often be affected by unrelated factors, and purely fundamental analysis may not enable the trader to determine quickly that previous trading decisions were incorrect. In addition, because of the breadth of fundamental data that exists, a fundamental trader may not be able to follow developments in all such data, but instead may specialize in analyzing a narrow set of data, requiring trading in fewer markets. Consequently, a fundamental trader may have less flexibility in adverse markets to trade other futures and forward markets than traders that do not limit the number of markets traded as a result of a specialized focus. In addition, fundamental analysis assumes that commodity markets are inefficient - i.e., that commodity prices do not reflect all available information - which some market analysts dispute.

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

  (12)          Broad Indices May Perform Quite Differently From Individual Investments

The concepts of overall portfolio diversification and non-correlation of asset classes are generally discussed and illustrated by the use of a generally accepted index that represents each asset category. Stocks are represented by the S&P 500 Index and MSCI EAFE Index; bonds are represented by the Lehman Long-Term Government Bond Index; futures funds are represented by the Barclay CTA Index; and currencies are represented by the Barclay Currency Index. Because each index is a dollar-weighted average of the returns of multiple underlying investments, the overall index return and risk may be quite different from the return of any individual investment. For example, the Barclay CTA Index is an unweighted index that attempts to measure the performance of the commodity trading advisor industry. The Index measures the combined performance of all commodity trading advisors that have more than four years of past performance. For purposes of calculating the Index, the first four years of a commodity trading advisor’s performance history is ignored. Accordingly, such index reflects the volatility and risk of loss characteristics of a very broadly diversified universe of trading advisors and not of a single fund or trading advisor. Therefore, the performance of the Registrant will be different than that of the Barclay CTA Index and the Barclay Currency Index.

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

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Trading Advisor/ Program	Approximate Percentage/ Range
CTA Choice EGLG: Eagle Global Program	30-40%
CTA Choice QNTM: Quantmetrics Multi Strategy Program	50%
CTA Choice WTN: Winton Diversified Program	15-25%

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

The Commodity Exchange Act (“CEA”) requires a futures commission merchant (“FCM”) or clearing broker, to segregate all funds received from customers from such broker’s proprietary assets. If the clearing brokers fail to do so, the assets of the Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of a clearing broker’s bankruptcy, the Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of such clearing broker’s combined customer accounts, even though certain property specifically traceable to the Registrant (for example, Treasury bills deposited by the Registrant with the clearing broker as margin) was held by such clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action.

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

Risks Related to Trading Forward Contracts, Foreign Exchange Contracts, Options and Derivatives

  (23)          Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

Certain Trading Advisors may trade their programs by entering into spot and forward transactions involving currencies with United States and foreign banks (referred to as the “interbank market”) and currency dealers. Certain other Trading Advisors may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

Certain other Trading Advisors may trade foreign exchange through futures or exchange for physicals. Such transactions are regulated by the CFTC and are traded on and guaranteed by an exchange.

  (24)          Options Trading

Certain of the Trading Advisors’ trading will include the trading of options contracts, including the trading of options on futures contracts, physical commodities and securities (“Underlying Interests”). Such options trading may take place on U.S. and foreign exchanges. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility - which is directly reflected in the price of outstanding options - can be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

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

  (26)          Derivative Instruments in General

The Trading Advisors may use various derivative instruments, including futures, options, forward contracts, swaps (including asset swaps, total return swaps and credit default swaps) and other derivatives (including credit derivatives and synthetic securities) that may be volatile and speculative. Certain positions may be subject to wide and sudden fluctuations in market-value, with a resulting fluctuation in the amount of profits and losses. Use of derivative instruments presents various risks, including the following:

(i)          Tracking - When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying investment sought to be hedged may prevent the Trading Advisor from achieving the intended hedging effect or expose the Registrant to the risk of loss.

(ii)          Liquidity - Derivative instruments, especially when traded in large amounts, may not be liquid in all circumstances, so that in volatile markets the Trading Advisor may not be able to close out a position without incurring a loss.

(iii)          Leverage - Trading in derivative instruments can result in large amounts of leverage. Thus, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by the Registrant and could cause its Net Asset Value to be subject to wider fluctuations than would be the case if the Trading Advisor did not use the leverage feature in derivative instruments.

There is no guarantee that the counterparty to a derivatives transaction will perform, or that it has accurately represented its creditworthiness. Trading in derivatives may subject the Registrant to additional legal risks, operations risks and valuation risks.

(27)          Over-the-Counter Trading

A portion of the Registrant’s assets may be used to trade OTC derivative contracts, such as forward contracts, option contracts, or swaps, or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose the Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

The percentage of the Registrant’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trade approximately the following percentages in the OTC trading:

Investee Pool/ Program	Percentage/ Range
CTA Choice EGLG: Eagle Global Program	<10%
CTA Choice QNTM: Quantmetrics Multi Strategy Program	0%
CTA Choice WTN: Winton Diversified Program	5-30%

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

  (43)          Limited Knowledge about Trading Advisors

Although the Managing Member will investigate, or cause the investigation of, the Trading Advisors with which the Registrant will invest, in general, due to the confidential and/or proprietary nature of most of the information, the Managing Member is relying on each Trading Advisor for the accuracy thereof. Accordingly, neither the Registrant nor the Managing Member can make any representation regarding the completeness, accuracy or adequacy of such information. Additionally, because of the proprietary nature of each Trading Advisor’s trading program, you generally will not be advised if adjustments are made to a trading program in order to accommodate additional assets under management or for any other reason.

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

  (46)          Trading Advisor Restrictions

There are a number of Trading Advisors whose services are not generally available to the investing public. These Trading Advisors generally place stringent restrictions on the number of persons whose money they will manage. As a result, certain Trading Advisors to which the Managing Member would like to allocate Registrant assets may limit, or not be able to accept any, allocation of Registrant assets. This could adversely affect the Registrant’s investment strategy and, consequently, its returns.

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

  (47)          Registrant Trading is Not Transparent

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

It may be difficult, if not impossible, for the Managing Member to protect the Registrant from the risk of a Trading Advisor’s fraud, misrepresentation or material strategy alteration. In addition, the Managing Member will have no control over the counterparties with which a CTA Fund effects transactions.

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

Risks Related to the Registrant’s Structure

  (55)          Limited Liquidity and Transferability of Interests

An investment in the Registrant involves limited liquidity and the Interests are not freely transferable. There is no secondary market for the Interests and none is expected to develop. While the Interests may be redeemed, there are restrictions, and fees may be assessed. For example, Interests may be redeemed only as of each Valuation Day provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

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

  (58)          Determination of Net Profit and Loss

In order to determine net profits and losses, the investment positions and other assets held by the Registrant must be valued. In valuing the Registrant’s assets, the Administrator will receive input from third parties (including pricing services, data providers, Brokers and ClariTy) and generally will rely on such information in determining valuations. The Managing Member will review all valuations and calculations with the Administrator in accordance with the Registrant’s valuation policies and procedures. Should these valuations prove to be incorrect, the Registrant may experience losses.

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

If the assets of the Registrant were to become “plan assets” subject to ERISA and Section 4975 of the Code, certain investments made or to be made by the Registrant in the normal course of its operations might result in non-exempt prohibited transactions and might have to be rescinded. If at any time the Managing Member determines that assets of the Registrant may be deemed to be plan assets subject to ERISA and Section 4975 of the Code, the Managing Member may take certain actions it may determine to be necessary or appropriate, including requiring one or more Members to redeem or otherwise dispose of all or part of their Interest in the Registrant or terminating and liquidating the Registrant.

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

Certain administrative services are provided by SS&C GlobeOp Financial Services LLC, the Registrant’s administrator, which is located at One South Road, Harrison, NY, USA, 10528. In addition, the Administrator maintains certain books and records of the Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

ITEM 3.           LEGAL PROCEEDINGS

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

ITEM 4.           MINE SAFETY DISCLOSURES

None

[Remainder of page left blank intentionally.]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)       Market Information

There is no secondary trading market for the Interests, and none is likely to develop. Interests may be redeemed or transferred subject to the conditions imposed by the Operating Agreement.

(b)       Holders

As of February 1, 2016, there were 604 holders of record, which include 0 Managing Member interests.

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

(f)       Issuer Purchases of Equity Securities

The Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2015 through December 31, 2015.

(g)       Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to December 31, 2015, the Registrant sold Interests which resulted in aggregate proceeds to the Registrant of $63,781,978.

Through December 31, 2015, Members acquired Interests through a private placement as follows:

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

The following table presents selected financial data of the Registrant for the years ended December 31, 2011 to December 31, 2015. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 34 included in the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2015	2014	2013	2012	2011

Total revenues (including interest)	$(111,886)	$478,486	$(820,194)	$(990,212)	$(547,071)

Net (loss)	$(809,230)	$(368,007)	$(2,070,837)	$(2,802,608)	$(3,856,719)

Total assets	$7,606,549	$10,403,772	$13,235,773	$19,129,460	$26,983,834

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Member has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

The Registrant records all investments at fair value in its financial statements, with changes in fair value reported in the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant’s statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2015, $1,296,166 or 100.00 % were classified as Level 1. There were no Level 2 investments at December 31, 2015. Of the Registrant’s investments at December 31, 2014, $6,665,820 or 72.46% were classified as Level 1 and $2,533,716 or 27.54% as Level 2. There were no Level 3 investments at December 31, 2015 or 2014, nor any portion of the interim periods.

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

In May, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has chosen not to early adopt ASU 2015-07.

Liquidity and Capital Resources

The Registrant commenced operations on January 1, 2007. Contributions were raised and redemptions paid through new Members’ investments in and redemptions out of the aggregate trading vehicle through December 31, 2009. Beginning January 1, 2010, Individual Members may redeem directly from the Registrant on a monthly basis.

Subscriptions and Redemptions

Year Ended December 31, 2015

Subscriptions of interests for the year ended December 31, 2015 were $0. Redemptions of interests for the year ended December 31, 2015 were $2,046,875.

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

Commodity contracts exposed to indirectly through the Registrant’s investment in Affiliated Investment Funds may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits”. During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure, through its investment in Affiliated Investment Funds, to commodity futures positions.

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Members’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto, for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

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

Market Overview

Following is a market overview for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31, 2015

Price action during 2015 was influenced by several key macro factors including: divergence in global central bank activity, the outlook for growth in developed and emerging markets, particularly China; and plunging energy and commodity prices overall.

Global equity markets were mixed in 2015. Major U.S. benchmarks remained within broad ranges during the first half of the year as market participants debated the timing of a Federal Reserve rate increase. That changed in August as a surprise devaluation of the Chinese yuan sent shockwaves through the markets, resulting in steep declines in U.S. equity indices. With time, the market stabilized and by year-end U.S. indices had clawed-back the majority of their losses. While the Dow Industrials and S&P 500 ended the year lower, the tech-heavy NASDAQ did better, ending the year with gains. In Europe, there was a bit more optimism early-on as indices moved steadily higher during the 1st quarter as expectations solidified that the ECB would remain accommodative for the foreseeable future. Thereafter, worries over a potential “Grexit,” the Chinese devaluation and a more pessimistic overall view of global growth in general weighed on the markets. A fourth quarter rally left the German DAX higher at year-end. Conversely, the UK FTSE ended the year with losses as investors looked for the Bank of England to potentially raise rates in the New Year. In Japan, the Topix and Nikkei gained during the first half of the year on expectations for further stimulus, and, despite the August sell-off, these markets ended the year with profits.

In currency markets, the U.S. dollar was the winner against most major and emerging currencies, supported by expectations that the Federal Reserve would lift rates – which it did in mid-December. Other market movers during the year included the Swiss National Bank’s January surprise to abandon the Swiss franc’s cap against the euro and the Chinese yuan devaluation weakened commodity markets, in particular currencies, and contributed to overall global uncertainty.

Expectations for, and actions of, global central banks combined with the overall health of the global economy were the predominant influences in global bonds. The preoccupation of when the U.S. would lift rates and the subsequent parsing of every Fed statement and economic indicator resulted in a directionless path for U.S. bond prices for much of the year. Conversely, there were some longer-term directional moves in European and Japanese markets where it was anticipated that central banks would continue to take an accommodative stance.

Commodity markets swooned in 2015 as the Bloomberg Commodity Index fell to levels not seen since 1999. With the exception of cocoa, energies, metals, grains, meats, coffee and sugar all ended the year lower. OPEC’s strategy to defend market share against higher-cost producers and further to scrap productions targets overall, resulted in a global surplus that could well persist will into 2016. Accordingly crude oil prices plunged in 2015, ending the year at multi-year lows; mild weather in the U.S. sent natural gas prices to 16 year lows. Worries over Chinese demand weighed on industrial metals with copper and zinc prices falling close to six-year lows; nickel fell to a 12-year low. Sufficient supply amid weakened demand pressured grain and tropical prices.

Year Ended December 31, 2014

Price action during 2014 was influenced by several key macro factors including: the expectations for global central bank activity, the outlook for growth in developed and emerging markets, the outbreak of Ukraine-Russian tensions and global oversupply in key commodity markets.

In global equities, U.S. markets took the spotlight, ending the year just shy of all-time highs as low inflationary readings and global growth worries pushed back investors’ expectations for a U.S. Federal Reserve (the “Federal Reserve”) interest rate hike until late 2015. Outside of the U.S. the trend was less clear. U.K. equities traded in a broad range, ultimately ending the year lower as falling commodity prices and shifting expectations for BOE activity weighed heavily on the FTSE. Conversely, the German DAX was range bound for much of the first half of the year, ultimately rallying into year-end as the ECB announced additional accommodative measures. In Japan, news that the Bank of Japan would embark on a record stimulus program pushed the TOPIX and Nikkei higher during the fourth quarter leaving both indices higher at year-end.

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

Expectations for, and actions of, global central banks combined with the overall health of the global economy were the predominant influences in global bonds. In Europe, yields fell to all-time lows as worse-than-expected growth readings, low inflation and expectations for further stimulus weighed on the market. Similarly, yields declined in U.S. bond markets as expectations for an interest rate hike were pushed further back into 2015; U.S. bonds also benefited from safe-haven buying throughout the year. In Japan, the Bank of Japan’s decision to embark on a massive bond-buying program sent prices there as well higher.

Prices in many global commodity markets experienced sweeping moves in 2014. In energies, prices swooned during the second half of the year on surging global supply amid declining global demand. In base metals, copper ended the period sharply lower on worries of declining demand, notably from China the world’s biggest user of the metal; aluminum prices ended the year slightly higher. In precious metals, gold and silver ended the year lower. In grain markets, corn and soybean markets moved sharply lower mid-year on expectations for a significant 2014 US harvest; by year-end prices had rallied off those lows. In tropical markets, NY cocoa and coffee markets rallied while sugar prices declined and in meats, cattle prices ended the year on an up-note versus hot prices which ended the year lower.

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

There were periodic disruptions in the equity market rallies, mostly caused by the events in the U.S., such as the Federal Reserve floating a taper test balloon in the second quarter and the shutdown of the U.S. government at the beginning of the fourth quarter, however, equity market volatility, as measured by the VIX, remained contained in a tight range for most of the year.

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

Indices: With interest rates in developed markets remaining low, developed market stocks rallied strongly in 2013. In the U.S., the DJIA was up 26.5% to close at a record 16,576.66 and the S&P 500 rallied 29.6% to close at a record 1848.36. Only the Nikkei had a stronger year, gaining 56.72%. In Europe, the Eurosto22 Index rose 17.95%, the U.K.’s FTSE 100 rose 14.43% and Germany’s DAX rose 25.48%. The BRIC emerging market countries had less success, with Brazil falling -15.5%, Russia falling -5.52%, India increasing 8.98% and China falling -6.75%.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which the Registrant’s assets were allocated indirectly as of December 31, 2015, 2014 and 2013, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the years ended December 31, 2015, 2014 and 2013.

Year Ended December 31, 2015

As of December 31, 2015, the Registrant had no assets through its investment in Affiliated Investment Funds.

Trading results for the major sectors in which the Registrant traded indirectly for the year ended December 31, 2015 were as follows:

Currencies: (+) The Registrant experienced gains in currencies as the dollar ended the year higher against many developed and emerging market currencies.

Energies: (+) The Registrant experienced profits as prices of WTI and Brent crude oil fell to multi-year lows. Natural gas prices also moved sharply lower in 2015.

Grains: (-) The Registrant experienced losses in grain markets as prices slid on sufficient global supply amid weak demand.

Indices: (-) The Registrant experienced losses, the largest of which were realized during the third quarter, as global indices reacted negatively to a surprise devaluation of the Chinese yuan.

Interest Rates: (+) The Registrant experienced gains in U.S., Canadian and Pacific Rim interest rates which were sufficient to cover losses in European rates.

Meats: (+) The Registrant experienced gains in meats.

Metals: (-) The Registrant experienced losses in metals as unprofitable positions in precious metals erased gsins in the base metals complex.

Softs: (+) The Registrant experienced a gains in tropicals; coffee and sugar ended the period lower while cocoa ended the year at higher prices.

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

Indices: (-) The Registrant experienced no gains. The majority of its losses were incurred in European stock indices.

Interest Rates: (+) The Registrant a majority of its gains in U.S. rates. The majority of its losses were incurred in European rates.

Meats: (-) The Registrant experienced no gains in meats. The majority of its losses were incurred in live cattle.

Metals: (-) The Registrant experienced a majority of its gains in palladium. The majority of its losses were incurred in copper and gold.

Tropicals: (+) The Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in cocoa and orange juice.

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

Results of Operations

Year Ended December 31, 2015

The Net Asset Value of the Registrant as of December 31, 2015 was $7,336,256, a decrease of $2,856,105 from the December 31, 2014 Net Asset Value of $10,192,361, primarily due to the effect of Member redemptions and negative trading performance during the year.

The Registrant’s performance for the year ended December 31, 2015 was (9.36)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the year ended December 31, 2015 was approximately $16,000.

The Registrant’s total (loss) from its investment in Affiliated Investment Funds for the year ended December 31, 2015 was approximately $(162,000).

Dividend income for the year ended December 31, 2015 was approximately $34,000, a decrease of approximately $49,000 as compared to the year ended December 31, 2014. For a further discussion of these investments, see Note 2 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015 were approximately $60,000, an increase of approximately $36,000 as compared to the year ended December 31, 2014.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015 were approximately $150,000, a decrease of approximately $36,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the year ended December 31, 2015 were approximately $254,000, a decrease of approximately $39,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015, were approximately $68,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015 was approximately $26,000, a decrease of approximately $1,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the Net Asset Value discussed above.

Service fees for the year ended December 31, 2015 were approximately $295,000, a decrease of approximately $50,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the Net Asset Value discussed above. For a further discussion of this fee, see Note 6 of the of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

Managing Member interest earned on Certain Investment Funds for the year ended December 31, 2015 was approximately $10,000, a decrease of approximately $39,000 as compared to the year ended December 31, 2014. For a further discussion of this fee, see Note 4 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2015 were approximately $300,000.

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

Dividend income for the year ended December 31, 2014 was approximately $83,000, a decrease of approximately $38,000 as compared to the year ended December 31, 2013. For a further discussion of these investments, see Note 2 of the Registrant’s 2014 Annual Report.

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

Service fees for the year ended December 31, 2014 were approximately $345,000, a decrease of approximately $194,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the Net Asset Value discussed above. For a further discussion of this fee, see Note 6 of the of the Registrant’s 2014 Annual Report.

Managing Member interest earned on Certain Investment Funds for the year ended December 31, 2014 was approximately $49,000, an increase of approximately $21,000 as compared to the year ended December 31, 2013. For a further discussion of this fee, see Note 4 of the Registrant’s 2014 Annual Report.

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

Dividend income for the year ended December 31, 2013 was approximately $121,000, a decrease of approximately $96,000 as compared to the year ended December 31, 2012. For a further discussion of these investments, see Note 2 of the Registrant’s 2013 Annual Report.

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

Service fees for the year ended December 31, 2013 were approximately $539,000, a decrease of approximately $240,000 as compared to the year ended December 31, 2012, primarily due to the decrease in Net Asset Value discussed above. For a further discussion of this fee, see Note 6 of the of the Registrant’s 2013 Annual Report.

Managing Member interest earned on investment funds for the year ended December 31, 2013 was approximately $28,000, a decrease of approximately $86,000 as compared to the year ended December 31, 2012. For a further discussion of this fee, see Note 4 of the Registrant’s 2013 Annual Report.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2013 were approximately $337,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through December 31, 2015.

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

The Registrant’s contractual obligations are with the Managing Member, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisors through CTA Choice, and management fees payable to the Managing Member, are calculated as a fixed percentage of the Registrant’s Net Asset Value or Allocated Assets. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreements). As such, the Managing Member cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date.

Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant’s market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Member and the Trading Advisors, through CTA Choice attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Member attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Member monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Member shall automatically terminate the Trading Advisors through termination of the CTA Fund if the Net Asset Value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Operating Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the Net Asset Value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Member may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of the Registrant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 49 through 81 of the Registrant’s 2015 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:

Total revenues gain (losses) (including interest)	$601,852	$(454,172)	$(158,313)	$(101,253)

Total revenues gain (losses) (including interest) less commissions and other transaction fees	$601,852	$(454,172)	$(158,313)	$(101,253)

Net gain (loss)	$398,517	$(640,531)	$(320,564)	$(246,652)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:

Total revenues (losses) (including interest)	$(1,149,982)	$170,986	$856,894	$600,588

Total revenues (losses) (including interest) less commissions and other transaction fees	$(1,149,982)	$170,986	$856,894	$600,588

Net gain (loss)	$(1,384,868)	$(39,815)	$671,539	$385,137

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Chairman and Chief Investment Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2015. Based upon such evaluation, the Managing Member’s President and Chairman and Chief Investment Officer have concluded that, as of December 31, 2015, the Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Registrant’s management, including the Managing Member’s President and Chairman, the Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework in “Internal Control – Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued in 1992 by COSO, the Managing Member concluded that the Registrant’s internal controls over financial reporting were effective as of December 31, 2015.

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

Attestation Report of the Registered Public Accounting Firm

The Registrant’s 2015 Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in the Registrant’s 2015 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

[Remainder of page left blank intentionally.]

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant had no directors or executive officers. The Registrant is managed by the Managing Member. The directors and executive officers of the Managing Member are as follows:

Jim Parrish has been listed as a principal and is the President of the Managing Member, Kenmar Global Investment Management, LLC (“KGIM”) and ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”); Mr. Parrish has responsibility for various credit, volatility, futures, FX and equity investment strategies. Mr. Parrish has been investing in hedge funds, private equity and other alternative investments for over 25 years. Other responsibilities include serving as Managing Partner of a boutique risk advisory business where he provides guidance on mergers, acquisitions and corporate restructurings, including expert witness services for credit related matters. Mr. Parrish is also the Chief Compliance Officer of the Managing Member, KGIM and ClariTy since November 2015. Earlier he was the CEO of a risk management firm that was sold to a major financial services firm. Mr. Parrish’s career in financial services began at Salomon Brothers in mortgage securities, then Moody’s Investors Service where he worked for 14 years holding global analytic and executive positions in Mortgage & Asset Backed Securities, Financial Institutions, Corporate Finance and Quantitative Risk Management. He has worked with hundreds of companies on capital issues amounting to more than one trillion dollars of securities, including expert testimony before juries and regulatory bodies globally. Mr. Parrish received his BA at Shepherd College and an MBA in Finance from The George Washington University. He holds a certificate in Mergers & Acquisitions from UCLA and a certificate in French Studies from the University of Bourgogne

Kenneth A. Shewer has been listed as a principal registered as an associated person and has been an NFA associate member of the Managing Member since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He is the Chairman and Chief Investment Officer of the Managing Member. Mr. Shewer has in the past been the Chairman and Co-Chief Executive Officer of KGIM an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. Mr. Shewer is also Chairman and Chief Investment Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer is a founding member and member of the Board of the Greenwich Roundtable.

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

Melissa Cohn is the Director Liquid Strategies Research of the Managing Member, KGIM & ClariTy. She has been registered as an associated person and has been an NFA associate member of the Managing Member since November 9, 1988 and October 20, 1988. Ms. Cohn was previously Senior Vice President of Research of the Managing Member, KGIM and ClariTy since January 2010 and Vice President, Managing Director and Senior Research Analyst since its inception in October 2005. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management.

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

Code of Professional Conduct

The Managing Member has adopted a Code of Professional Conduct for its President and Chairman (who, in these capacities, function as the Principal Executive Officer and Principal Financial/Accounting Officer, respectively, of the Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Kenmar Preferred Investments, LLC serves as Managing Member of the Registrant. The Board of Directors of the Managing Member has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. Kenneth A. Shewer is the Managing Member’s Chairman (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant. Mr. Shewer is not a member of the Managing Member’s Board of Directors and he is not independent of management.

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

Kenmar Preferred Investments, LLC serves as the Registrant’s Managing Member. Beginning January 1, 2010, the Registrant will pay to the Managing Member in advance a monthly management fee equal to 1/12th of 6% (6% per annum) of the Net Asset Value of the Registrant as of the beginning of each month.

The Registrant pays a monthly administrative services fee indirectly to ClariTy through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets.

The Registrant reimburses the Managing Member on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Member’s personnel for and on behalf of the Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2015, 2014 and 2013, the Registrant reimbursed the Managing Member $210,048, $308,837 and $483,070, respectively, for all related party services provided by the Managing Member’s personnel on behalf of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and All Other Fees

The Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”). We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $59,000 and $49,000 for 2015 and 2014, respectively, including fees associated with the review of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to the Registrant by EisnerAmper totaled $0 and $0 for 2015 and 2014, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur F. Bell, Jr. & Associates, L.L.C. totaled approximately $9,000 and $9,000 for 2015 and 2014, respectively.

(d) All Other Fees

The other fees billed to the Registrant by EisnerAmper for 2015 and 2014 totaled $0.

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

PART IV

			Annual Report Page Number

ITEM 15.		EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to the Registrant’s 2015 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	1

		Financial Statements:

		Statements of Financial Condition – December 31, 2015 and 2014	2

		Condensed Schedules of Investments – December 31, 2015 and 2014	3

		Statements of Operations – For the years ended December 31, 2015, 2014 and 2013	4

		Statements of Changes in Members’ Capital (Net Asset Value) – For the years ended December 31, 2015, 2014 and 2013	5

		Notes to Financial Statements	6-17

		Supplementary Information:	18

		Supplementary Schedule of Members’ Capital Accounts – December 31, 2015 and 2014	19-34

	2.	Financial Statements Schedules

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

KMP FUTURES FUND I LLC

ANNUAL REPORT

December 31, 2015

KMP FUTURES FUND I LLC

______________________

TABLE OF CONTENTS

______________________

46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying statements of financial condition, including the condensed schedule of investments of KMP Futures Fund I LLC (the "Company") as of December 31, 2015 and 2014, and the related statements of operations and changes in members' capital (net asset value) for each of the years in the three-year period ended 2015. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC as of December 31, 2015 and 2014 and the results of its operations for each of the years in the three-year period ended 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedule of members' capital accounts at December 31, 2015 and 2014 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ EisnerAmper LLP

New York, New York

March 23, 2016

KMP FUTURES FUND I LLC

STATEMENTS OF FINANCIAL CONDITION

December 31, 2015 and 2014

_______________

	2015	2014
ASSETS
Cash and cash equivalents (see Note 2)	$160,928	$1,089,866
Receivable from Managing Member	162,151	114,370
Investment in securities, at fair value (cost $1,312,913 and $6,739,600 at December 31, 2015 and 2014, respectively)	1,296,166	6,665,820
Investment in Affiliated Investment Funds, at fair value (cost $0 and $2,472,794 at December 31, 2015 and 2014, respectively) (see Note 7)	0	2,533,716
Receivable from Affiliated Investment Funds	5,987,304	0
Total assets	$7,606,549	$10,403,772

LIABILITIES
Management fees payable to Managing Member	$10,314	$11,980
Accrued expenses payable	93,634	84,904
Service fees payable	19,550	27,572
Redemptions payable	146,795	86,955
Total liabilities	270,293	211,411

MEMBERS’ CAPITAL (Net Asset Value)	7,336,256	10,192,361
Total liabilities and Members’ capital	$7,606,549	$10,403,772

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2015 and 2014

_______________

	2015		2014
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
Fidelity Instl Shrt-Interm Govt (shares 0.000 and 333,455.843 at December 31, 2015 and 2014, respectively)	0.00%	$0	32.78%	$3,341,228
T. Rowe Price Short-Term Bond Fund (shares 0.000 and 699,914.108 at December 31, 2015 and 2014, respectively)	0.00%	0	32.62%	3,324,592
DoubleLine Low Duration Bond Fund Class I (shares 129,746.316 and 0.000 at December 31, 2015 and 2014, respectively)	17.67%	1,296,166	0.00%	0
Total investment in securities (cost $1,312,913 and $6,739,600 at December 31, 2015 and 2014, respectively)	17.67%	$1,296,166	65.40%	$6,665,820

Investment in Affiliated Investment Funds:
CTA Choice EGLG	0.00%	$0	13.74%	$1,399,957
CTA Choice WTN	0.00%	0	11.12%	1,133,759
Total investment in Affiliated Investment Funds (cost $0 and $2,472,794 at December 31, 2015 and 2014, respectively)	0.00%	$0	24.86%	$2,533,716

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015, 2014 and 2013

_______________

	2015	2014	2013
INVESTMENT INCOME
Interest income	$11	$292	$592
Dividend income	33,653	83,095	120,775
Total investment income	33,664	83,387	121,367
EXPENSES
Management fees to Managing Member	254,283	293,260	438,480
Managing Member interest earned on Certain Investment Funds (see Note 4)	10,326	48,806	28,430
Service fees (see Note 6)	295,331	344,890	539,291
Operating expenses	299,555	273,908	336,756
Total expenses	859,495	960,864	1,342,957
General and administrative expenses borne by the Managing Member and affiliates	(162,151)	(114,371)	(92,314)
Net expenses	697,344	846,493	1,250,643
Net investment loss	(663,680)	(763,106)	(1,129,276)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(40,541)	(11,198)	(19,408)
Net change in unrealized appreciation/depreciation on investment in securities	57,033	(1,453)	(112,080)
Net gain (loss) from investment in securities	16,492	(12,651)	(131,488)
Net realized (loss) gain on investment in Affiliated Investment Funds	(101,120)	603,870	(698,266)
Net change in unrealized depreciation on investment in Affiliated Investment Funds	(60,922)	(196,120)	(111,807)
Net (loss) gain from investment in Affiliated Investment Funds	(162,042)	407,750	(810,073)
NET LOSS	$(809,230)	$(368,007)	$(2,070,837)

See accompanying notes.

KMP FUTURES FUND I LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2015, 2014 and 2013

_______________

Members’ Capital

Members’ capital at December 31, 2012	$18,620,471
Redemptions	(3,626,404)
Net loss for the year ended December 31, 2013	(2,070,837)
Members’ capital at December 31, 2013	12,923,230
Redemptions	(2,362,862)
Net loss for the year ended December 31, 2014	(368,007)
Members’ capital at December 31, 2014	10,192,361
Redemptions	(2,046,875)
Net loss for the year ended December 31, 2015	(809,230)
Members’ capital at December 31, 2015	$7,336,256

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

Effective May 1, 2015, the Company allocates approximately one-half of its Allocated Assets to each of CTA Choice WTN (“WTN”) and CTA Choice QNTM (“QNTM”), both segregated series of CTA Choice, after fully redeeming from CTA Choice EGLG (“EGLG”). Winton Capital Management Limited (“Winton”) is the Trading Advisor for WTN and manages the assets pursuant to its Diversified Program. Eagle Trading Systems Inc. (“Eagle”) is the Trading Advisor for EGLG and manages the assets pursuant to its Global Program. Quantmetrics Capital Management LLP (“Quantmetrics”) is the Trading Advisor for QNTM and manages the assets pursuant to its QM Multi Strategy Program.

Effective December 31, 2015 the Company redeemed in full from WTN and QNTM and allocated one half of its Allocated Assets each to CTA Choice ISAT and CTA Choice KEY effective January 1, 2016. Please see note 12.

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles require the Managing Member to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

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

There are no Level 3 investments on December 31, 2015 or 2014, nor any portion of the interim periods.

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets measured at fair value using the fair value hierarchy:

December 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,296,166	$0	$0	$1,296,166

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$6,665,820	$0	$0	$6,665,820
Investment in Affiliated Investment Funds, at fair value	$0	$2,533,716	$0	$2,533,716

B.	Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in overnight deposits. Interest income, if any, includes interest on cash and overnight deposits. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protections afforded such deposits. The Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Members bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions or redemptions received.

C.	Income Taxes

The Company is treated as a partnership for U.S. federal income tax purposes. As such, the Company is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

The Company appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense.

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

G.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported at fair value in the Company’s statements of financial condition. Fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the funds. Generally, the fair value of the Company’s investment in Affiliated Investment Funds represents the amount that the Company could reasonably expect to receive from the Affiliated Investment Funds if the Company’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

H.	New Accounting Pronouncement

In May, 2015, the FASB issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has chosen not to early adopt ASU 2015-07.

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

B.	Trading Advisor Management and Incentive Fees

The Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on the Company’s Allocated Assets as of each standard allocation date ) and incentive fees for achieving “New High Net Trading Profits”, in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice EGLG *	2.00%	25.00%
CTA Choice QNTM**	1.00%	25.00%
CTA Choice WTN**	1.50%	20.00%

* The Company fully redeemed from CTA Choice EGLG as of April 30, 2015.

** The Company fully redeemed from CTA Choice QNTM and CTA Choice WTN as of December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $150,050, $186,286 and $283,226 respectively.

For the years ended December 31, 2015, 2014 and 2013, the Trading Advisor incentive fees paid indirectly within the Company’s investment in Affiliated Investment Funds, totaled $68,155, $156,366 and $50,670, respectively.

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

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short-term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. For the years ended December 31, 2015, 2014 and 2013, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $10,326, $48,806 and $28,430, respectively.

The Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the years ended December 31, 2015, 2014 and 2013, the administrative services fee earned indirectly totaled $26,189, $26,641 and $40,768, respectively.

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

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 5.       ADMINISTRATOR (CONTINUED)

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the years ended December 31, 2015, 2014 and 2013, the Company indirectly paid administrator fees totaling $61,404, $33,249 and $29,815, respectively.

The Company also pays administrator fees directly to SS&C GlobeOp. For the years ended December 31, 2015, 2014 and 2013, the Company directly paid SS&C GlobeOp administrator fees of $25,000, $26,147 and $25,000, respectively.

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

Note 7.       INVESTMENT IN AFFILIATED INVESTMENT FUNDS

The Company invests a portion of its assets in Affiliated Investment Funds. The Company did not hold an investment in Affiliated Investment Funds at December 31, 2015. The Company’s investment in Affiliated Investment Funds represented 24.86% of the Net Asset Value of the Company at December 31, 2014. The investment in Affiliated Investment Funds is reported in the Company’s statements of financial condition at fair value. The Company records its proportionate share of income or loss in the statement of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the years ended December 31, 2015 and 2014:

	Net asset value December 31, 2014	Purchases	Gain (Loss)	Redemptions	Net asset value December 31, 2015
CTA Choice EGLG	$1,399,957	$3,501,000	$256,302	$(5,157,259)	$0
CTA Choice QNTM	0	3,035,753	(311,740)	(2,724,013)	0
CTA Choice WTN	1,133,759	4,737,903	(106,604)	(5,765,058)	0
Total	$2,533,716	$11,274,656	$(162,042)	$(13,646,330)	$0

	Net asset value December 31, 2013	Purchases	Gain (Loss)	Redemptions	Net asset value December 31, 2014
CTA Choice EGLG	$1,771,901	$2,133,377	$(207,302)	$(2,298,019)	$1,399,957
CTA Choice WTN	1,116,301	929,857	615,052	(1,527,451)	1,133,759
Total	$2,888,202	$3,063,234	$407,750	$(3,825,470)	$2,533,716

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

Prior to May 1, 2015, the Company’s investment in Affiliated Investment Funds was not fully funded, but was subject to additional capital calls up to the full amount of the capital commitment. Effective May 1, 2015, in accordance with the amendment to CTA Choice’s Private Placement Memorandum, the full amount of the Company’s capital contribution to an Affiliated Investment Fund is traded by each Trading Advisor pursuant to its trading strategy at the Affiliated Investment Fund’s Investment Level Factor. An Affiliated Investment Fund’s Investment Level Factor multiplied by the capital contribution of the Company to an Affiliated Investment Fund shall equal the Company’s Investment Level.

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

The Company did not hold an investment in Affiliated Investment Funds at December 31, 2015.

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

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 8.       RELATED PARTIES (CONTINUED)

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	2015	2014	2013

Management fees to Managing Member	$254,283	$293,260	$438,480
Managing Member interest earned on Certain Investment Funds	10,326	48,806	28,430
Operating expenses	107,590	81,142	108,474
	372,199	423,208	575,384
General and administrative expenses borne by the Managing Member and its affiliates	(162,151)	(114,371)	(92,314)
Total	$210,048	$308,837	$483,070

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable in the statements of financial condition as of December 31, 2015 and 2014, were $37,924 and $35,180, respectively.

Note 9.       SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.     DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of December 31, 2015 and 2014. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

Market Risk

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among derivative instruments, and the liquidity and inherent volatility of the markets in which the Company indirectly invests through its ownership in Affiliated Investment Funds.

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

Note 11.     FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements:

	2015	2014	2013
Total return(1), (3)	(9.36)%	(1.54)%	(11.94)%
Total expenses(3)	7.73%	7.99%	7.80%
Net investment loss(2), (3)	(7.36)%	(7.20)%	(7.04)%

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

KMP FUTURES FUND I LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 12.     SUBSEQUENT EVENTS

Effective January 1, 2016, the Company allocates approximately one-half of its Allocated Assets to each of CTA Choice ISAT (“ISAT”) and CTA Choice KEY (“KEY”), both segregated series of CTA Choice. Deep Field Capital AG (“Deep Field”) is the Trading Advisor for ISAT and manages the assets pursuant to its Managed Futures Program. KeyQuant S.A.S (“KeyQuant”) is the Trading Advisor for KEY and manages the assets pursuant to its Key Trends Program.

The following table sets out the net asset value split between total capital contribution and Investment Level as of January 31, 2016:

	Total capital contribution January 31, 2016	Total Investment Level January 31, 2016
CTA Choice ISAT	$3,693,144	$4,415,460
CTA Choice KEY	3,728,583	4,450,899
Total	$7,421,727	$8,866,359

From January 1, 2016 through March 23, 2016, there were redemptions of approximately $81,000.

SUPPLEMENTARY INFORMATION

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
0240	$3,864	$4,263
0294	7,668	8,460
0342	27,507	30,348
0387	3,385	3,735
0713	121,439	133,979
0714	153,300	169,130
0872	11,005	12,141
1147	0	6,102
2002	16,611	18,326
3030	6,033	6,656
3031	4,022	4,437
003-54888	5,497	6,065
003-62029	5,820	6,421
003-96658	4,144	4,572
003-96876	3,837	4,234
003-R5408	4,578	5,051
006-58847	0	3,452
006-80371	0	2,264
006-R5880	4,123	4,549
006-R6730	4,258	4,697
007-R3175	1,376	1,518
011-87782	21,722	23,965
017-R7131	6,070	6,697
021-R7657	0	6,253
022-R3304	0	62,546
022-R3861	3,880	4,281
025-64540	0	8,655
028-R7766	0	5,564
02G-R1275	2,360	2,604
02G-R1737	8,988	9,916
02G-R1744	3,981	4,392
02G-R2412	0	3,828
032-96631	23,977	26,453
038-39898	15,654	17,270
039-81889	4,973	5,486
03W-06684A	10,282	11,344
03W-06685	10,282	11,344
03W-R0190	0	9,151
040-R2844	13,395	14,778
040-R3424	12,206	13,467
041-R1546	2,602	2,870
042-R7189	2,920	3,221
048-37685	22,657	24,997
048-42269	7,775	8,578
048-44878	18,103	19,972
048-46866	4,831	5,330
048-96912	7,263	8,013
048-R1269	2,838	3,131

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
048-R1275	$14,599	$16,106
048-R1309	0	30,614
048-R1354	24,183	26,680
048-R1365	8,229	9,079
048-R1400	16,885	18,629
048-R1548	9,709	10,712
048-R1672	8,889	9,807
048-R1723	3,146	3,471
048-R2528	0	10,064
048-R2664	4,820	5,318
048-R2777	3,207	3,538
048-R4281	7,634	8,422
048-R4283	7,634	8,422
048-R5106	0	2,454
048-R6024	3,059	3,374
048-R6037	2,536	2,798
048-R6045	13,724	15,141
048-R6108	21,008	23,178
048-R6301	4,251	4,690
048-R6472	23,640	26,081
048-R6957	1,806	1,992
048-R6958	1,806	1,992
048-R6987	3,197	3,527
048-R7024	10,894	12,019
048-R7074	3,978	4,389
048-R7144	12,432	13,716
048-R7169	15,254	16,829
04W-20993	35,224	38,861
04W-R8236	1,409	1,554
051-53113	3,815	4,209
055-46048	7,241	7,988
055-52757	6,164	6,800
06R-81472	2,823	3,115
072-12398	3,117	3,439
072-R5204	6,299	6,949
07N-39955	7,459	8,230
07T-R1672	2,587	2,854
07Y-26957	0	5,917
07Y-27021	8,925	9,847
08J-R1925	13,739	15,157
08J-R3987	7,945	8,766
08N-22151	39,144	43,186
08N-R4289	0	4,502
08R-00537	36,203	39,941
08V-R3775	0	33,386
0AE-33057	5,890	6,498
0AE-60907	15,440	17,034
0AE-60950	17,948	19,801
0AE-60986	19,299	21,292

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
0AE-61017	$13,746	$15,165
0AE-R4646	0	18,383
0AE-R4662	17,755	19,589
0AE-R4666	6,604	7,286
0AE-R5720	7,338	8,095
0AE-R6231	8,438	9,310
0AE-R7418	3,811	4,204
0AE-R7648	11,928	13,159
0AR-80056	6,034	6,657
0BB-22646	3,171	3,498
0BL-R0724	2,069	2,283
0BX-81333	2,896	3,195
0BX-R1653	2,193	2,419
0BX-R4170	27,087	29,884
0CU-29563	5,184	5,720
0DS-R1521	4,937	5,446
0ET-28135	0	9,722
0ET-36440	27,930	30,814
0ET-80603	5,089	5,615
0ET-80714	0	31,642
0ET-R0725	20,905	23,063
0ET-R3993	7,184	7,925
0ET-R4033	11,347	12,519
0ET-R4199	5,697	6,286
0ET-R5008	5,473	6,038
0ET-R5313	11,706	12,915
0ET-R6021	0	24,634
0ET-R6466	16,825	18,562
0ET-R6485	7,685	8,478
0ET-R6641	6,738	7,434
0EW-17590	30,078	33,184
0EW-17864	0	31,953
0EW-36188	25,277	27,887
0GS-R7328	0	4,420
0GS-R7414	2,665	2,940
0GS-R7729	2,631	2,903
0GS-R7730	2,631	2,903
0GU-R4801	3,997	4,409
0GU-R4802	3,997	4,409
0HB-R0221	3,131	3,454
0HL-R6121	0	6,835
0KG-00590	0	23,637
0KG-81427	20,656	22,789
0KL-19899	21,722	23,965
0KL-R1089	50,684	55,918
0KL-R1471	2,142	2,364
0KZ-29257	5,164	5,697
0KZ-80278	2,896	3,195
0KZ-81109	0	24,209

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
0KZ-95910	$0	$7,666
0KZ-R1609	0	9,608
0KZ-R5101	17,196	18,971
0KZ-R5490	6,949	7,666
0KZ-R5506	2,640	2,913
0KZ-R5507	5,461	6,025
0KZ-R5515	6,601	7,283
0KZ-R5517	9,343	10,308
0KZ-R5524	41,692	45,997
0KZ-R5533	1,876	2,070
0KZ-R5554	7,921	8,739
0KZ-R5578	2,695	2,973
0KZ-R5597	14,042	15,492
0KZ-R5598	7,021	7,746
0KZ-R5605	2,896	3,195
0KZ-R5744	4,084	4,506
0KZ-R5749	7,241	7,988
0KZ-R6442	3,149	3,475
0KZ-R6499	1,882	2,077
0KZ-R7135	2,154	2,376
0LK-96103	13,322	14,698
0LK-R1277	0	2,533
0LX-R4452	3,439	3,794
0LX-R4453	3,439	3,794
0ME-52225	2,834	3,127
0MX-R4467	3,610	3,983
0NF-17169	5,084	5,610
0NI-00725	36,016	39,735
0NK-31023	16,730	18,458
0NK-31452	2,920	3,221
0NK-81744	3,263	3,600
0NK-R8298	0	1,809
0NL-60667	0	7,988
0NL-96845	27,505	30,345
0NT-R6104	2,073	2,287
0PG-54409	0	25,583
0PG-55511	0	29,525
0PG-R3004	0	5,474
0RV-R5046	3,035	3,349
0RV-R6922	1,727	1,906
0RZ-14874	0	19,139
0RZ-28638	19,068	21,037
0RZ-28705	0	6,476
0RZ-R4733	715	788
0RZ-R5834	0	4,083
0RZ-R5971	0	10,942
0SF-66565	473	522
0SJ-95340	9,106	10,046
0SV-14938	15,553	17,159

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
0SW-80770	$1,720	$1,897
0SW-R0437	8,529	9,410
0SZ-R0966	4,838	5,337
0SZ-R3481	0	6,788
0SZ-R3854	8,293	9,149
0UC-14915	0	57,067
0UC-67480	4,963	5,475
0UC-R2575	0	26,707
0UC-R4009	21,046	23,220
0UC-R4548	46,629	51,444
0UQ-22996	194,023	214,059
0UQ-23061	112,309	123,907
0UQ-23109	41,268	45,530
0UQ-23115	14,919	16,459
0UQ-23199	12,448	13,733
0UQ-23283	37,313	41,167
0UQ-24095	51,832	57,185
0UQ-25463	113,969	125,738
0UQ-26649	31,946	35,245
0UQ-R8463	40,547	44,734
0UQ-R8473	45,294	49,972
0VX-06147	4,877	5,381
0WA-R7033	1,808	1,995
0WA-R7034	2,116	2,335
0WD-05550	0	30,187
0WD-05571	15,229	16,802
0WD-05576	11,305	12,472
0WD-05578	0	4,939
0WD-05633	6,084	6,712
0WD-95330	20,306	22,403
0WD-95361	8,072	8,906
0WF-R1177	3,772	4,162
0WF-R1272	2,764	3,050
0WF-R1374	2,317	2,557
0WF-R1383	25,819	28,485
0WF-R1490	3,324	3,668
0WF-R2058	2,317	2,557
0WF-R4348	0	5,657
0WF-R4482	10,178	11,229
0WF-R4913	5,183	5,718
0WL-31155	10,656	11,757
0WL-33574	6,985	7,706
0WL-35494	3,332	3,677
0WL-R1440	3,302	3,643
0WL-R2635	3,860	4,258
0WL-R8602	0	9,092
0YG-R2844	1,513	1,669
0ZJ-R7648	12,328	13,601
0ZT-R2045	2,896	3,195

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
1008-6637	$15,156	$16,721
1214-7525	6,465	7,133
1231-9776	3,177	3,505
1248-9988	19,308	21,302
1488-6596	0	5,981
1594-4982	15,015	16,565
1616-8501	66,307	73,154
1691-0716	1,293	1,427
1744-6150	9,946	10,973
1774-5188	3,620	3,994
1824-2292	5,183	5,718
1851-2863	7,193	7,936
1888-5564	5,419	5,978
1899-4614	0	3,994
2027-7903	36,008	39,727
2039-0085	7,241	7,988
2047-0563	0	11,860
2053-2386	3,455	3,812
2072-3333	8,624	9,514
2280-8463	0	15,942
2336-1687	187,200	206,531
2513-0760	3,823	4,218
2519-9867	0	64,599
2853-3730	0	3,987
3148-1251	19,308	21,302
3290-1470	26,915	29,694
3229-6646	3,157	0
3448-1879	5,482	6,048
3507-2176	6,465	7,133
3600-1313	16,873	18,616
3669-5510	9,583	10,572
3689-2586	6,878	7,589
3691-8461	8,678	9,575
3717-1545	0	10,513
3735-6779	13,204	14,567
3770-7871	1,840	2,030
3854-6866	9,390	10,360
3927-0882	2,087	2,302
3992-5527	35,593	39,268
4068-5667	181,013	199,706
4107-9184	4,806	5,302
4152-5433	7,338	8,096
4312-9378	3,481	3,841
4396-4882	0	4,664
4487-6958	22,481	24,803
4488-9989	3,239	3,573
4495-5570	7,780	8,584
4498-7558	0	7,180
4630-7721	7,337	8,095

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
4691-7734	$0	$9,398
4704-3967	16,885	18,629
4719-1617	9,061	9,997
4728-1958	724	799
4753-0026	20,477	22,592
4786-1391	5,061	5,583
4797-2121	0	199,706
4812-4625	0	32,482
4874-5159	5,208	0
5111-9423	0	5,564
5120-8649	5,044	5,564
5206-8255	118,557	130,800
5283-0837	724	799
5285-4586	0	38,889
5286-1712	488	539
5304-3294	12,254	13,519
5362-5567	92,816	102,401
5495-6358	0	2,664
5609-2552	0	7,850
5628-2884	30,214	33,334
5990-5615	13,183	14,544
6060-3769	115,626	127,566
6194-3646	3,331	3,674
6236-1623	2,831	3,123
6368-5186	0	11,129
6497-0519	2,069	2,283
6555-7258	12,707	14,019
6562-3963	8,226	9,075
6568-6385	2,097	2,314
6702-5403	5,044	5,564
6978-1706	8,224	9,073
6990-3372	4,929	5,438
7011-9883	3,954	4,362
7024-4295	2,069	2,283
7060-3268	9,583	10,572
7063-2450	29,226	32,244
7089-0315	5,419	5,978
7187-7559	66,265	73,107
7238-3657	3,149	3,475
7337-9650	1,840	2,030
7429-7789	3,620	0
7500-1814	1,937	2,137
7509-8756	2,897	3,196
7598-8747	7,325	8,081
7759-3521	7,744	8,544
8061-2411	3,157	0
8063-7737	4,541	5,010
8067-7027	5,519	6,089
8178-4177	28,579	31,531

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
8263-3675A	$8,389	$9,255
8382-1420	8,405	9,273
8577-4908	24,155	26,650
8625-8649	0	2,238
8651-3297	0	2,030
8689-0538	0	4,766
8702-7677	7,015	7,740
8870-7381	606	668
8908-7803	3,157	0
8913-7264B	37,505	41,377
ABD-80157	6,859	7,567
ABL-R6207	1,526	1,684
ABL-R6253	1,821	2,009
ABL-R6324	1,260	1,390
ABN-80777	1,041	1,148
ABR-81799	4,359	4,809
ABR-R2296	3,621	3,995
ABV-01615	8,208	9,056
ABV-03579	6,478	7,147
ABV-80786	7,519	8,296
ABV-R1938	5,990	6,609
ABV-R2723	41,595	45,890
ADC-R6454	15,746	17,372
ADC-R6612	0	6,056
AEB-80355	2,316	2,555
AEB-80356	2,316	2,555
AEB-80674	3,876	4,277
AEH-R6420	9,808	10,820
AEH-R6484	4,051	4,470
AEH-R6538	6,614	7,297
AEH-R6540	3,353	3,700
AEH-R6667	2,901	3,201
AEH-R6750	0	2,421
AEH-R8164	0	2,590
AEH-R8184	0	136,194
AEH-R8380	0	10,450
AEH-R8405	0	5,295
AEH-R8432	0	11,779
AEH-R8470	2,180	2,405
AEH-R8901	1,631	1,800
AEW-23920	0	20,593
AEW-R8836	1,819	2,007
AFH-81470	0	15,575
AGC-R6126	0	8,230
AHW-96100	0	94,904
AHW-R1986	6,041	6,665
AHW-R2113	0	1,838
AHW-R2155	0	19,950
AHW-R2157	0	3,654

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
AHW-R2186	$0	$50,698
AHW-R2223	6,489	7,159
AHW-R2265	0	5,956
AHW-R6204	0	3,063
AHW-R6205	0	3,063
AJX-11087	10,753	11,863
AQL-R5962	4,796	5,291
AWL-81967	2,896	3,195
AWL-R2701	7,459	8,230
AWL-R3744	7,775	8,578
AWS-R1742	6,353	7,009
AWS-R1793	0	5,328
AXZ-37917	10,726	11,833
AYH-R2306	9,717	10,720
BBD-00028	3,823	4,218
BBD-00092	6,474	7,142
BBD-00125	11,017	12,155
BBD-00422	1,957	2,159
BBD-01060	5,307	5,855
BBD-01176	2,821	3,112
BBD-02356	4,618	5,095
BBD-80053	3,391	3,741
BBD-80081	16,960	18,712
BBD-80091	8,197	9,043
BBD-80207	5,198	5,734
BBD-80269	11,446	12,628
BBD-80286	11,223	12,382
BBD-80349	7,871	8,684
BBD-80411	7,218	7,963
BBD-80420	3,619	3,993
BBD-80703	2,487	2,744
BBD-81259	12,905	14,237
BBD-81320	3,853	4,251
BBD-81321	4,663	5,144
BBD-81373	3,109	3,430
BBD-81458	6,462	7,130
BBD-81589	9,411	10,382
BBD-81606	17,227	19,006
BBD-81618	2,386	2,633
BBD-81750	5,694	6,281
BBD-81765	20,679	22,815
BEK-00213	16,337	18,024
BEK-80096	9,645	10,641
BEK-80148	1,298	1,432
BEW-85640	1,952	2,154
BEW-R1997	21,007	23,177
BHF-80405	3,644	4,020
BKR-01125	27,090	29,887
BKR-0197	3,484	3,844

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
BKR-0216	$27,647	$30,501
BKR-02555	0	4,291
BKR-0538	13,563	14,963
BKR-07518	54,532	60,163
BKR-0900	7,759	8,560
BKR-09744	4,344	4,793
BKR-09925	1,279	1,411
BKR-1025	17,372	19,166
BKR-10849	2,896	3,195
BKR-11012	2,097	2,314
BKR-11032	5,792	6,391
BKR-11261	10,328	11,395
BKR-11272	8,254	9,106
BKR-11937	2,896	3,195
BKR-11968	3,008	3,318
BKR-12026	2,145	2,367
BKR-12039	0	5,660
BKR-12182	11,213	12,371
BKR-12662	1,690	1,865
BKR-12664	3,233	3,567
BKR-12798	16,195	17,867
BKR-12836	7,288	8,040
BKR-12863	30,984	34,184
BKR-12865	12,977	14,317
BKR-13037	0	1,326
BKR-13084	2,115	2,333
BKR-13092	2,896	3,195
BKR-13100	6,878	7,589
BKR-13108	3,439	3,794
BKR-13109	12,340	13,615
BKR-13228	2,896	3,195
BKR-13229	3,593	3,964
BKR-13240	3,324	3,667
BKR-13244	4,653	5,133
BKR-13316	25,414	28,039
BKR-13397	3,004	3,315
BKR-13400	2,904	3,204
BKR-1349	0	4,233
BKR-13498	11,336	12,507
BKR-13503	0	51,617
BKR-13516	1,214	1,339
BKR-13521	1,214	1,339
BKR-13534	3,084	3,403
BKR-13565	0	10,573
BKR-13577	3,620	3,994
BKR-13625	0	42,810
BKR-13724	4,401	4,855
BKR-17214	2,069	2,283
BKR-1917	10,485	11,568

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
BKR-20541	$2,955	$3,260
BKR-26185	5,039	5,560
BKR-2665	12,760	14,078
BKR-2734	1,477	1,629
BKR-28489	7,668	8,460
BKR-3428	0	2,505
BKR-4028	1,572	0
BKR-4158	3,792	4,184
BKR-4175	11,831	0
BKR42110	2,696	2,975
BKR-4388	7,134	0
BKR-4651	10,057	11,095
BKR-4775	2,066	2,279
BKR-49059	9,717	10,720
BKR-5271	12,031	13,272
BKR-57756	0	22,827
BKR-6039M	16,761	18,492
BKR-66914	10,345	11,413
BKR-6730	0	2,564
BKR-6743	8,813	9,724
BKR-68040	3,869	4,269
BKR-68650	7,241	7,988
BKR-68946	3,815	4,209
BKR-69858	0	7,988
BKR-70300	28,962	31,953
BKR-70521	21,722	23,965
BKR-71735	12,977	14,317
BKR-71814	7,241	7,988
BKR-71845	4,112	4,536
BKR-72174	0	3,127
BKR-72228	4,635	5,113
BKR-72456	13,820	15,247
BKR-72496	7,241	7,989
BKR-72555	12,271	13,538
BKR-72661	9,448	10,424
BKR-72669	10,325	11,391
BKR-72913	21,722	23,965
BKR-72948	14,481	15,976
BKR-73074	7,631	8,419
BKR-73168	25,884	28,557
BKR-73170	11,825	13,046
BKR-73234	0	39,941
BKR-73241	6,914	7,627
BKR-73244	15,039	16,592
BKR-73246	3,331	3,674
BKR-73257	14,481	15,976
BKR-73304	3,004	3,315
BKR-73350	8,254	9,106
BKR-7350	19,012	0

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
BKR-7353	$1,763	$0
BKR-73908	46,556	51,363
BKR-73919	16,885	18,629
BKR-73921	7,588	8,372
BKR-73923	14,481	15,976
BKR-73939	8,818	9,729
BKR-74043	4,112	4,536
BKR-74047	12,228	13,490
BKR-7482	58,790	0
BKR-7626	6,300	0
BKR-7826	18,288	0
BKR-7959	2,896	3,195
BKR-80421	5,241	5,782
BKR-8237	8,241	0
BKR-84044	10,328	11,395
BKR-85010	12,336	13,609
BKR-8503	16,197	0
BKR-8847	14,000	15,446
BKR-8893	1,535	1,694
BKR-9722	10,331	11,398
BKR-98869	3,212	3,543
BKR-P0008	8,684	9,581
BKR-P0023	9,327	10,290
BKR-P0024	2,683	2,960
BKR-P0030	2,065	2,278
BKR-P0050	32,960	36,363
BKR-P0058	97,745	107,839
BKR-P0087	1,214	1,339
BKR-P0089	2,145	2,367
BKR-P0191	55,174	60,871
BKR-P0342	4,102	4,525
BKR-P0839	1,821	2,009
BKR-P1059	5,356	5,909
BKR-P1346	1,214	1,339
BKR-P1348	11,734	12,946
BKR-P1524	2,525	2,786
BKR-P1917	9,582	10,571
BKR-P2281	10,485	11,568
BKR-P2877	4,440	4,899
BKR-P3477	4,440	4,899
BKR-P3764	3,575	3,944
BKR-P4130	1,025	1,131
BKR-P4900	2,011	2,218
BKR-P5706	4,315	4,760
BKR-P6084	3,104	3,424
BKR-P6649	1,970	2,173
BKR-P6727	13,187	14,548
BKR-P7154	11,585	12,781
BKR-P7265	0	10,590

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
BKR-P7350	$0	$20,975
BKR-P7365	7,886	8,700
BKR-P7483	1,808	1,995
BKR-P8123	2,145	2,367
BKR-P8124	5,363	5,917
BKR-P8518	1,025	1,131
BKR-P9268	3,880	4,281
BKR-P9387	1,063	1,173
BLN-01268	0	6,951
BLN-01307	9,769	10,778
BLN-02885	13,497	14,890
BML-01518	3,149	3,474
BTG-80921	8,100	8,937
BTJ-R2569	10,680	11,783
BTJ-R3259	3,877	4,277
BTJ-R3621	8,101	8,938
BTR-00863	0	55,864
BYW-80007	0	3,407
BYW-80008	0	1,703
BYW-80070	0	5,256
BYW-80103	0	18,313
BYW-80190	0	5,413
BYW-80408	0	2,895
BYW-80538	0	12,354
BYW-80658	0	5,703
BYW-80664	0	4,298
ECK-80089	6,377	7,036
ECK-80106	7,999	8,825
ECK-80140	2,686	2,964
ECK-80457	2,924	3,226
ECR-14411	7,865	8,677
ECR-96438	5,262	5,806
ECR-R5725	12,818	14,142
EES-R1115	105,273	116,144
ELS-R4206	21,722	23,965
EPM-81697	0	11,819
ESF-R0501	10,331	11,398
ESF-R3249	16,596	18,310
HCG-07447	0	5,696
HCG-13510	0	15,976
HCX-R1826	0	8,932
HCX-R2595	0	5,513
HFE-80019	2,747	3,031
HNY-95093	10,712	11,819
HQY-R5760	40,443	44,620
JBH-05308	6,032	6,655
JHK-08745	9,541	10,526
JHK-09191	4,034	4,450
JHK-09336	3,957	4,365

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
JHK-09784	$16,507	$26,800
JHK-R3165	0	3,195
JHK-R3171	3,016	3,327
JHK-R3177	0	9,321
JHK-R3178	8,448	9,321
JHK-R3179	5,974	6,591
JHK-R3183	9,310	10,271
JHK-R3186	4,907	5,413
JHK-R3194	0	42,510
JHK-R3202	7,242	7,989
JHK-R3207	14,829	16,361
JHK-R3215	4,344	4,793
JHK-R3216	2,896	3,195
JHK-R3237	2,596	2,864
JHK-R3248	5,792	6,391
JHK-R3253	7,408	8,173
JHK-R3257	6,800	7,502
JHK-R3263	1,526	1,684
JHK-R3268	3,078	3,396
JHK-R3269	5,217	5,756
JHK-R3282	2,896	3,195
JHK-R3344	4,344	4,793
JMM-10285	0	23,637
JMM-81765	0	3,384
JPB-80026	3,838	4,234
TBM-26513	9,861	10,879
TBM-26563	17,097	18,862
TBM-29232	3,377	3,726
TBM-R0256	40,861	45,080
TBM-R0369	25,316	27,930
TBM-R0408	5,972	6,589
TBM-R0509	18,174	20,051
TBM-R0661	8,304	9,162
TBM-R0832	22,023	24,297
TBN-R0231	0	6,689
TBW-80513	7,310	8,065
TBW-R3429	2,904	3,204
TEB-R3621	15,519	17,121
TEB-R4612	11,148	12,299
TEB-R4613	20,704	22,842
TEF-R4885	0	20,177
TEF-R4911	0	64,861
TEF-R4924	0	13,053
TEF-R4925	0	1,734
TEF-R4939	0	17,870
TEF-R4961	0	1,945
TEF-R5143	0	5,746
TEJ-03915	3,513	3,876
TES-R1303	10,110	11,154

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
TES-R1450	$3,049	$3,363
TES-R1794	6,099	6,728
TEZ-08695	10,325	11,391
TEZ-80199	0	9,745
TEZ-96151	0	38,186
TEZ-R0727	2,066	2,279
TEZ-R0953	0	13,750
TEZ-R2267	0	7,372
TEZ-R2940	3,110	3,431
TFA-19542	0	7,884
TFA-R5014	10,310	11,375
TGP-R2202	12,904	14,237
TGP-R2203	10,323	11,389
TGP-R3181	28,257	31,175
TGP-R3342	6,129	6,762
TGP-R3408	4,956	5,468
TGY-R0400	2,823	3,115
TGY-R0761	12,776	14,095
TGY-R0838	0	39,811
TGY-R0851	2,158	2,380
TGY-R0857	0	28,070
TGY-R0883	13,981	15,425
TGY-R0937	4,060	4,479
TGY-R0979	14,638	16,150
TGY-R1021	1,391	1,534
TGY-R1022	3,070	3,387
TGY-R1084	4,069	4,489
TGY-R1150	7,097	7,830
TGY-R1251	0	7,871
TGY-R1379	2,049	2,261
TGY-R1871	7,528	8,306
TGY-R1886	0	5,220
TGY-R2063	21,747	23,993
TGY-R2137	8,143	8,984
TGY-R2217	3,872	4,272
TGY-R2221	2,183	2,409
TGY-R2387	7,362	8,122
TGY-R2714	4,388	4,841
TGY-R2904	7,002	7,725
THC-13923	21,722	23,965
THC-R0181	2,896	3,195
THL-81968	2,696	2,975
THL-R0170	16,569	18,280
THL-R0852	5,183	5,718
THM-02893	3,076	3,394
THT-R1394	3,812	4,206
THU-07377	6,070	6,697
TJC-R1267	4,006	4,420

KMP FUTURES FUND I LLC

SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)

December 31, 2015 and 2014

_______________

Member Identification Number	Capital Balance December 31, 2015	Capital Balance December 31, 2014
TJM-R3064	$1,860	$2,052
TJM-R5199	6,878	7,589
TJU-80949	3,774	4,164
TJU-R3826	1,482	1,635
TJU-R7643	17,372	19,166
TKC-81926	86,831	95,797
TKC-96552	0	6,987
	7,336,256	10,192,361

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2016.

KMP Futures Fund I LLC

By:	Kenmar Preferred Investments, LLC Managing Member

	By:	/s/ Kenneth A. Shewer	Date: March 23, 2016
Kenneth A. Shewer
Chairman and Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 22, 2016.

KMP Futures Fund I LLC

By:	Kenmar Preferred Investments, LLC Managing Member

	By:	/s/ Jim Parrish	Date: March 23, 2016
Jim Parrish President
(Principal Executive Officer)

By:	/s/ Kenneth A. Shewer	Date: March 23, 2016
Kenneth A. Shewer Chairman and Chief Investment Officer
(Principal Financial/Accounting Officer)

