Form 10-Q
period 2016-03-31
KMP Futures Fund I LLC
filed 2016-05-17
CIK 1474307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:	000-53816

KMP FUTURES FUND I LLC
(Exact name of the Registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite# 1901, New York , New York	10019
(Address of principal executive offices)	(Zip Code)

(914) 307-7000
(The Registrant’s telephone number, including area code)

1211 Avenue of Americas, Suite# 2701, New York , New York 10036
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

MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents (see Note 2)	$2,306,899	$160,928
Due from Affiliated Investment Funds	0	5,987,304
Receivable from Managing Member	25,703	162,151
Investment in security, at fair value (cost $67,303 and $1,312,913 at March 31, 2016 and December 31, 2015, respectively)	66,562	1,296,166
Investment in Affiliated Investment Funds, at fair value (cost $5,005,917 and $0 at March 31, 2016 and December 31, 2015, respectively) (see Note 7)	4,862,190	0
Total assets	$7,261,354	$7,606,549

LIABILITIES
Management fees payable to Managing Member	$28,181	$10,314
Interest payable to Managing Member	412	0
Accrued expenses payable	107,185	93,634
Service fees payable	19,046	19,550
Redemptions payable	145,551	146,795
Total liabilities	300,375	270,293

MEMBERS’ CAPITAL (Net Asset Value)	6,960,979	7,336,256

Total liabilities and members’ capital	$7,261,354	$7,606,549

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016		December 31, 2015

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual fund:
DoubleLine Low Duration Bond Fund Class I (shares 6,662.90 and 129,746.316 at March 31, 2016 and December 31, 2015, respectively)	0.96%	66,562	17.67%	1,296,166

Investment in Affiliated Investment Funds:
CTA Choice ISAT	17.73%	$1,234,318	0.00%	$0
CTA Choice KEY	52.12%	3,627,872	0.00%	0

Total investment in Affiliated Investment Funds (cost $5,005,917 and $0 at March 31, 2016 and December 31, 2015, respectively)	69.85%	$4,862,190	0.00%	$0

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three months ended March 31,
	2016	2015
INVESTMENT INCOME
Interest income	$7	$1
Dividend income	411	15,965
Total investment income	418	15,966
EXPENSES
Management fees to Managing Member	53,968	73,126
Managing Member interest earned on Certain Investment Funds (see Note 4)	412	7,903
Service fees (see Note 6)	57,213	83,219
Operating expenses	53,499	63,993
Total expenses	165,092	228,241
General and administrative expenses borne by the Managing Member and affiliates	(25,703)	(24,906)
Net expenses	139,389	203,335
Net investment loss	(138,971)	(187,369)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(16,006)	(4,674)
Net change in unrealized appreciation on investment in securities	16,007	40,804
Net gain from investment in securities	1	36,130
Net realized gain on investment in Affiliated Investment Funds	51,280	644,729
Net change in unrealized depreciation on investment in Affiliated Investment Funds	(143,727)	(94,973)
Net gain (loss) from investment in Affiliated Investment Funds	(92,447)	549,756

NET INCOME (LOSS)	$(231,417)	$398,517

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

Members’ Capital
Three months ended March 31, 2016
Members’ capital at December 31, 2015	$7,336,256
Redemptions	(143,860)
Net loss	(231,417)
Members’ capital at March 31, 2016	$6,960,979

Three months ended March 31, 2015
Members’ capital at December 31, 2014	$10,192,361
Redemptions	(366,739)
Net income	398,517
Members’ capital at March 31, 2015	$10,224,139

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

Effective March 17, 2014, Kenmar Preferred Investments, L.P. changed its name and form of entity to Kenmar Preferred Investments, LLC (“Kenmar Preferred” or the “Managing Member”), a Delaware limited liability company. Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC, depending on the applicable period discussed. Kenmar Preferred has been delegated administrative authority over the operations of the Company.

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

Effective March 17, 2014, Kenmar Global Investment Management, L.P. changed its name and form of entity to Kenmar Global Investment Management, LLC (the “Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. Effective December 31, 2015, Kenmar Global Investment Management, LLC was put into liquidation and Clarity was appointed as the Asset Allocator of the Company. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Company pays no management or incentive fees to the Asset Allocator.

Effective January 1, 2016, the Company allocates approximately one-half of its Allocated Assets to each of CTA Choice ISAT (“ISAT”) and CTA Choice KEY (“KEY”), both segregated series of CTA Choice. Deep Field Capital AG (“Deep Field”) is the Trading Advisor for ISAT and manages the assets pursuant to its Singularity Managed Futures Program. KeyQuant S.A.S (“KeyQuant”) is the Trading Advisor for KEY and manages the assets pursuant to its Key Trends Program.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2016, the condensed statements of operations for the three months ended March 31, 2016 (“First Quarter 2016”) and for the three months ended March 31, 2015 (“First Quarter 2015”) and the condensed statements of changes in members’ capital for the First Quarter 2016 and the First Quarter 2015 are unaudited.

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of March 31, 2016 and the results of its operations for the First Quarter 2016 and the First Quarter 2015. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2015.

Investment in securities consists of publicly-traded mutual funds, which are valued using the quoted price per share on the last day of the period. Realized gains and losses from investment in securities and Affiliated Investment Funds are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

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

There are no Level 3 investments as of March 31, 2016 or December 31, 2015, nor any portion of the interim periods.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following tables summarize the assets measured at fair value using the fair value hierarchy:

March 31, 2016	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$66,562	$0	$0	$66,562

December 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,296,166	$0	$0	$1,296,166

B.	Cash and Cash Equivalents

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

In May, 2015, the FASB issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. The Managing Member of the Company adopted ASU 2015-07 as of January 1, 2015. The adoption of ASU 2015-07 did not have a material impact on the Company’s financial statements.

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

B.	Trading Advisor Management and Incentive Fees

The Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on the Company’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits”, in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice ISAT	0.25%	30.00%
CTA Choice KEY	1.00%	20.00%
CTA Choice QNTM**	1.00%	25.00%
CTA Choice EGLG*	2.00%	25.00%
CTA Choice WTN**	1.50%	20.00%

*	The Company fully redeemed from CTA Choice EGLG as of April 30, 2015.
**	The Company fully redeemed from CTA Choice QNTM and CTA Choice WTN as of December 31, 2015.

For the First Quarter 2016 and First Quarter 2015, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $13,834 and $46,432 respectively.

For the First Quarter 2016 and First Quarter 2015, the Trading Advisor incentive fees paid indirectly within the Company’s investment in Affiliated Investment Funds totaled $11,835 and $53,788 respectively.

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

The Managing Member is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. As of March 31, 2016, the loss carry forward amounted to $0. For the First Quarter 2016 and First Quarter 2015, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $412 and $7,903, respectively.

The Company pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the First Quarter 2016 and First Quarter 2015, the administrative services fee earned indirectly totaled $5,490 and $6,513, respectively.

Note 5.	ADMINISTRATOR

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company, served as the Administrator of the Company through January 31, 2016. The Administrator performs or supervises the performance of services necessary for the operation and administration of the Company (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Company’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Company, including certain books and records required by CFTC Rule 4.23(a). SS&C GlobeOp also serves as the administrator of the Affiliated Investment Funds. Effective February 1, 2016, Gemini Hedge Fund Services, LLC (“Gemini” or the “Administrator”), a Nebraska limited liability company, was appointed as the Administrator of the Company and the Affiliated Investment Funds.

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the First Quarter 2016 and First Quarter 2015, the Company indirectly paid administrator fees totaling $12,053 and $7,484, respectively.

The Company also pays administrator fees directly to the Administrators. For the First Quarter 2016 and First Quarter 2015, the Company directly paid the Administrators administrator fees of $3,583 and $6,250, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents 69.85% and 0% of the Net Asset Value of the Company at March 31, 2016 and December 31, 2015, respectively.

The investment in Affiliated Investment Funds is reported in the Company’s condensed statements of financial condition at fair value. The Company records its proportionate share of income or loss in the condensed statements of operations. The investments are is subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the First Quarter 2016 and the First Quarter 2015:

	Net Asset Value December 31, 2015	Purchases	Gain (Loss)	Redemptions	Net Asset Value March 31, 2016
CTA Choice ISAT	$0	$3,611,579	$(133,085)	$(2,244,176)	$1,234,318
CTA Choice KEY	0	3,640,420	40,638	(53,186)	3,627,872
Total	$0	$7,251,999	$(92,447)	$(2,297,362)	$4,862,190

	Net Asset Value December 31, 2014	Purchases	Gain (Loss)	Redemptions	Net Asset Value March 31, 2015
CTA Choice EGLG	$1,399,957	$0	$334,600	$(194,807)	$1,539,750
CTA Choice WTN	1,133,759	812,994	215,156	(914,649)	1,247,260
Total	$2,533,716	$812,994	$549,756	$(1,109,456)	$2,787,010

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution March 31, 2016	Total investment level March 31, 2016
CTA Choice ISAT	$1,234,318	$4,201,323
CTA Choice KEY	3,627,872	4,375,394
Total	$4,862,190	$8,576,717

The Company did not hold any investment in Affiliated Investment Funds at December 31, 2015.

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	Three months ended March 31,
	2016	2015

Management fees to Managing Member	$53,968	$73,126
Managing Member interest earned on Certain Investment Funds	412	7,903
Operating expenses	24,500	18,636
	78,880	99,665
General and administrative expenses borne by the Managing Member and its affiliates	(25,703)	(24,906)
Total	$53,177	$74,759

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable in the condensed statements of financial condition as of March 31, 2016 and December 31, 2015, were $19,125 and $37,924, respectively.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of March 31, 2016 and December 31, 2015. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents the financial highlights of the Company for the First Quarter 2016 and First Quarter 2015. This information has been derived from information presented in the condensed financial statements:

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Total Return(1),(3), (5)	(3.20)%	3.88%
Total expenses(2),(5)	7.64%	7.84%
Net investment loss(2),(4),(5)	(7.62)%	(7.23)%

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

From April 1, 2016 through May 16, 2016, there were subscriptions of $0 and redemptions of approximately $131,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2016 (“First Quarter 2016) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The Managing Member has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Effective November, 2009, the Registrant became a reporting company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Moreover, as a commodity pool, the Registrant became subject to the record keeping and reporting requirements of the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).

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

The Managing Member’s predecessor and affiliates have been sponsoring and managing single and multi-advisor funds for over two decades. Effective April 1, 2016, the principal office of the Registrant is c/o Kenmar Preferred Investments, LLC, 680 Fifth Avenue, Suite 1901, New York, New York 10019. Prior to April 1, 2016, the principal office of the Registrant was 1211 Avenue of the Americas, Suite 2701, New York, New York 10036. The telephone number of the Registrant and the Managing Member is (914) 307-7000.

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

Effective May 1, 2015, the Registrant allocates approximately one-half of its Allocated Assets to each WTN and CTA Choice QNTM (“QNTM”), which is managed by Quantmetrics Capital Management LLP (“Quantmetrics”) pursuant to its QM Multi Strategy Program, after fully redeeming from EGLG.

Effective January 1, 2016, the Registrant allocates approximately one-half of its Allocated Assets to each CTA Choice ISAT (“ISAT”) managed by Deep Field Capital AG (“Deep Field”), pursuant to its Singularity Managed Futures Program and CTA Choice KEY (“KEY”), managed by KeyQuant S.A.S (“KeyQuant”), pursuant to its Key Trends Program, after fully redeeming from QNTM and WTN on December 31, 2015.

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

KeyQuant’s Key Trends program is a medium to long-term trend following trading program. Analysis allows capturing major economic cycles. The Trading Program aims to profit more from market trends thanks to its continuous analysis of trends. Moreover, the Trading Program offers a unique portfolio allocation mechanism known as the GEF. In the case of an uncertain economic scenario, the GEF systematically adjusts the volatility target downwards to account for uncertainty in trends.

Deep Field’s Singularity Managed Futures Program is a fully automated managed futures program which executes a purely systematic trading approach using quantitative analysis of real-time price data to detect market trends. The highly reactive system trades liquid futures markets, across all asset classes: equities, fixed income, commodities and FX. Singularity Managed Futures Program’s objective is to achieve appreciation of clients’ assets through speculative trading in the US and non-US futures contracts. The investment strategies employed in the Program are technical rather than fundamental in nature, i.e., they are developed from analysis of patterns of actual monthly, weekly, and daily price movements and are not based on analysis of fundamental factors such as supply and demand, general economic conditions or anticipated world events. The Program relies on historical analysis of these price patterns to interpret current market behaviour and to evaluate technical indicators for trade initiations and liquidations.

The Administrator

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services. Effective February 1, 2016, Gemini Hedge Fund Services LLC (“Gemini” or the “Administrator”), a Nebraska limited liability company located at 80 Arkay Drive, Hauppauge, NY 11788, was appointed by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

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

Fees and Expenses

Management Fee

The Registrant pays the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2015 (the “Registrant’s 2015 Annual Report”), which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

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

Trading Advisors’ Fees

The Registrant, indirectly through its investment in the Affiliated Investment Funds, pays Deep Field, KeyQuant, Winton, Eagle and Quantmetrics monthly management fees at an annual rate of 0.25%, 1%, 1.5%, 2% and 1%, respectively, as defined in their respective Trading Advisory Agreements.

The Registrant, indirectly through its investment in the Affiliated Investment Funds, pays Deep Field, KeyQuant, Winton, Eagle and Quantmetrics an incentive fee accrued monthly and paid quarterly of 30%, 20%, 20%, 25% and 25%, respectively, for achieving New High Net Trading Profits as defined below.

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2015 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2015. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the LLC Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2015 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of March 31, 2016, is set forth under Items 2 and 3 herein.

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

The Managing Member has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2015 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

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

Of the Registrant’s investments at March 31, 2016, $66,562 or 0.96% of Net Asset Value were classified as Level 1 and the remainder was invested in Affiliated Investment Funds. Of the Registrant’s investments at December 31, 2015, $1,296,166 or 17.67% of Net Asset Value were classified as Level 1. There were no Level 2 investments at December 31, 2015. There were no Level 3 investments at March 31, 2016 or December 31, 2015, nor any portion of the interim periods. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

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

Subscriptions and Redemptions

First Quarter 2016

Subscriptions of interests for the First Quarter 2016 were $0. Redemptions of interests for the First Quarter 2016 were $143,860.

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

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Members’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2015 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

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

Market Overview

Following is a market overview for the First Quarter 2016 and the First Quarter 2015:

First Quarter 2016

Longstanding themes continued to drive markets during the 1st quarter of the New Year with particular focus on the world growth outlook, expectations for global central bank policy, and the continued decline in commodity prices overall.

Global stock markets began the year on a very weak note, tumbling to multi-month lows as skepticism over the strength of the global economy intensified; sinking oil prices and turmoil in the Chinese economy further roiled prices. Thereafter the tone shifted markedly as global equity markets rallied during the second half of the quarter as the U.S. Federal Research Chair Yellen reasserted the central bank’s gradual approach to raising rates while the ECB delivered a larger-than-anticipated stimulus package in March.

Uncertainty in global equity markets combined with expectations for a slower-than-anticipated pace of U.S. Federal Reserve increases, translated into safe haven buying of U.S. treasuries. Outside of the U.S., an overall tone of accommodation from the global central bank community sent bond prices higher there as well. In currency markets, deferred expectations for rate hikes in the U.S. weighed on the greenback and the Dollar Index sank to multi-month lows. The British pound similarly ended the quarter lower as waning expectations for a BOE rate hike due to softer economic readings and concern over Brexit weighed on the currency. Conversely, the Japanese yen benefited on safe haven buying. The euro, commodity and EM currencies also ended the quarter higher.

Commodity prices rallied off lows marked during start of the New Year, to end the three-month period on a positive note. After months of decline, petroleum prices were buoyed by signs of increasing demand; further, a scaled-back timetable for Federal Reserve rate increases sparked investors’ appetite for riskier assets. Natural gas prices slid to levels not seen since 1999 and thereafter generally consolidated into a trading range. In metals, gold prices ended the quarter sharply higher on safe haven buying amid worries over the stability of the global economy and expectations for a continued low interest rate environment; platinum, silver and palladium also ended the quarter higher. In industrial metals, copper ended the month higher on expectations that China would announce further measures to bolster its economy. In grain markets, corn and wheat prices stayed relatively range bound while soybeans received a lift in March as demand for U.S. exports increased; a tightening supply of vegetable oils also propped-up the market. Finally, in tropical markets, an anticipated deficit pushed sugar prices sharply higher in March, to end the quarter higher; lumber prices also exploded to the upside in March on expectations that a long-standing U.S.-Canadian trade dispute would be resolved after a state visit to the U.S. by Canadian Prime Minister Justin Trudeau.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a) the major sectors to which the Registrant’s assets were allocated indirectly as of the First Quarter 2016 and the First Quarter 2015, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b) a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2016 and the First Quarter 2015.

First Quarter 2016

As of March 31, 2016, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Commodities	0.59%
Currencies	18.05%
Energies	1.30%
Grains	24.05%
Indices	38.14%
Interest Rates	11.85%
Meats	3.22%
Metals	1.34%
Softs	1.45%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2016 were as follows:

Currencies: (-) The Registrant experienced losses in currencies as profits in January were insufficient to cover losses later in the period. Overall, largest losses were posted in the Austrian dollar; trading in the euro and Japanese yen was also unprofitable. Gains in the British pound served to offset a portion of those losses.

Energies: (+) The Registrant experienced gains largely due to positions in February. In that month, profits accumulated in crude oil and natural gas. These profits were sufficient to cover smaller losses in January and March.

Grains: (-) The Registrant realized small losses in grains as profits in February were insufficient to cover January and March losses. Overall, trading in soybeans was largely responsible for the quarter’s losses.

Indices: (-) The Registrant experienced gains, profiting most on the downward slide in equity indices in January. Notable profits were seen in the S&P, EuroStoxx and DAX. Thereafter, trading in February was essentially flat and in March, losses were posted in all markets save the Hang Seng and Russell 2000.

Interest Rates: (+) The Registrant experience its largest gains in global interest rates. January’s gains were realized across almost all markets traded, the largest of which accumulated on long positions in the bund as prices appreciated throughout the month. Profits also accumulated in the US bond markets. Thereafter, gains in February were offset by March losses.

Meats: (-) The Registrant realized losses due to positions in live cattle.

Metals: (-) The Registrant realized the quarter’s largest losses in metals as trading was unprofitable in all three months of the quarter. In the precious complex, losses were largest in silver; in industrial metals copper positions resulted in losses.

Tropicals: (-) The Registrant realized losses due to positions in cocoa.

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

Results of Operations

First Quarter 2016

The Net Asset Value of the Registrant as of March 31, 2016 was $6,960,979, a decrease of $375,277 from the December 31, 2015 Net Asset Value of $7,336,256, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for the First Quarter 2016 was (3.20)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the First Quarter 2016 was approximately $0.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the First Quarter 2016 was approximately $92,000.

Dividend income for the First Quarter 2016 was approximately $400, a decrease of approximately $16,000, as compared to the First Quarter 2015.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2016, were approximately $100,000, an increase of approximately $96,000 as compared to the First Quarter 2015.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2016 were approximately $14,000, a decrease of approximately $32,000 as compared to the First Quarter 2015, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the First Quarter 2016 were approximately $54,000, a decrease of approximately $19,000 as compared to the First Quarter 2015, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2016, were approximately $12,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2016 was approximately $5,000, a decrease of approximately $2,000 as compared to the First Quarter 2015

Service fees for the First Quarter 2016 were approximately $57,000, a decrease of approximately $26,000 as compared to the First Quarter 2015, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the First Quarter 2016 was approximately $400, a decrease of approximately $8,000 as compared to the First Quarter 2015.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the First Quarter 2016 were approximately $54,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2016.

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

Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant’s 2015 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Member’s President and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2016. Based upon such evaluation, the Managing Member’s President and Director of Fund Administration have concluded that, as of March 31, 2016, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2016 to March 31, 2016, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2	Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3	Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1	Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2	Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3	Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4	Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5	FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6	ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7	Amendment to ISDA Master Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8	Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9	Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on August 17, 2012)

99.2	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on November 5, 2012)

99.3	Notice to Members of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, LLC,
its Managing Member

	By:	/s/ Jim Parrish		Date: May 16, 2016
		Name:	Jim Parrish
		Title:	President
(Principal Executive Officer)

	By:	/s/ Atinder S. Jaggi		Date: May 16, 2016
		Name:	Atinder S. Jaggi
		Title:	Director of Fund Administration
(Principal Financial/Accounting Officer)