Form 10-Q
period 2016-06-30
KMP Futures Fund I LLC
filed 2016-08-12
CIK 1474307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-53816

KMP FUTURES FUND I LLC
(Exact name of the Registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite# 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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
JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;
CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

KMP FUTURES FUND I LLC
CONDENSED STATEMENTS OF FINANCIAL CONDITION
June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents (see Note 2)	$206,475	$160,928
Receivable from Managing Member	32,235	162,151
Investment in security, at fair value (cost $1,628,954 and $1,312,913 at June 30, 2016 and December 31, 2015, respectively)	1,635,445	1,296,166
Investment in Affiliated Investment Funds, at fair value (see Note 7)	4,501,622	0
Receivable from Affiliated Investment Funds	0	5,987,304
Total assets	$6,375,777	$7,606,549

LIABILITIES
Management fees payable to Managing Member	$8,240	$10,314
Interest payable to Managing Member	15,294	0
Accrued expenses payable	40,582	93,634
Service fees payable	15,790	19,550
Redemptions payable	34,101	146,795
Total liabilities	114,007	270,293

MEMBERS’ CAPITAL (Net Asset Value)	6,261,770	7,336,256

Total liabilities and members’ capital	$6,375,777	$7,606,549

See accompanying notes.

KMP FUTURES FUND I LLC
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016		December 31, 2015
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual fund:
DoubleLine Low Duration Bond Fund Class I (shares 162,730.84 and 129,746.316 at June 30, 2016 and December 31, 2015, respectively)	26.12%	1,635,445	17.67%	1,296,166

Investment in Affiliated Investment Funds:
CTA Choice ISAT	17.85%	$1,117,745	0.00%	$0
CTA Choice KEY	54.04%	3,383,877	0.00%	0

Total investment in Affiliated Investment Funds	71.89%	$4,501,622	0.00%	$0

	June 30, 2016
Description	Fair Value as a % of Members’ Capital	Fair Value
Proportional Share of Investments of Affiliated Investment Funds:
Proportional Share of Investments in DoubleLine
Low Duration Bond Fund (shares 164,862.32 at June 30, 2016)	26.46%	$1,654,866

See accompanying notes.

KMP FUTURES FUND I LLC
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income	$0	$6	$7	$7
Dividend income	11,278	1,840	11,689	17,805
Total investment income	11,278	1,846	11,696	17,812
EXPENSES
Management fees to Managing Member	48,511	69,285	102,479	142,411

Managing Member interest earned on Certain Investment Funds (see Note 4)	17,113	1,840	17,525	9,743
Service fees (see Note 6)	50,607	78,330	107,820	161,549
Operating expenses	31,311	84,229	84,810	148,222
Total expenses	147,542	233,684	312,634	461,925

General and administrative expenses borne by the Managing Member and affiliates	(6,532)	(47,325)	(32,235)	(72,231)
Net expenses	141,010	186,359	280,399	389,694
Net investment loss	(129,732)	(184,513)	(268,703)	(371,882)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized gain (loss) on investment in securities	388	(32,977)	(15,618)	(37,651)
Net change in unrealized appreciation on investment in securities	7,231	32,977	23,238	73,781
Net gain from investment in securities	7,619	0	7,620	36,130
Net gain (loss) from investment in Affiliated Investment Funds	(351,601)	(456,018)	(444,048)	93,738
Total realized and unrealized gain (loss) on Investments	(343,982)	(456,018)	(436,428)	129,868

NET (LOSS)	$(473,714)	$(640,531)	$(705,131)	$(242,014)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

Members’ Capital
Six months ended June 30, 2016
Members’ capital at December 31, 2015	$7,336,256
Redemptions	(369,355)
Net (loss)	(705,131)
Members’ capital at June 30, 2016	$6,261,770

Six months ended June 30, 2015
Members’ capital at December 31, 2014	$10,192,361
Redemptions	(1,037,339)
Net (loss)	(242,014)
Members’ capital at June 30, 2015	$8,913,008

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

Kenmar Preferred Investments, LLC (“Kenmar Preferred” or the “Managing Member”), a Delaware limited liability company, is the Managing Member of the Company and has been delegated administrative authority over the operations of the Company.

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

Clarity Managed Account & Analytics Platform, LLC (“Clarity”), an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by Clarity. CTA Choice is an “umbrella fund” having multiple series, each of which is referred to as an “Affiliated Investment Fund”. Each Affiliated Investment Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Kenmar Global Investment Management, LLC (the “Asset Allocator”), an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. Effective December 31, 2015, Kenmar Global Investment Management, LLC was put into liquidation and Clarity was appointed as the Asset Allocator of the Company. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Company pays no management or incentive fees to the Asset Allocator.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2016, the condensed statements of operations for the three months ended June 30, 2016 (“Second Quarter 2016”), for the six months ended June 30, 2016 (“Year-To-Date 2016”), for the three months ended June 30, 2015 (“Second Quarter 2015”) and for the six months ended June 30, 2015 (“Year-To-Date 2015”) and the condensed statements of changes in members’ capital for the Year-To-Date 2016 and the Year-To-Date 2015 are unaudited.

Certain amounts in the Second Quarter 2015 and Year-To-Date 2015 condensed financial statements were reclassified to conform with Second Quarter 2016 and Year-To-Date 2016 presentation. The reclassification did not have any material impact on the condensed financial statements.

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of June 30, 2016 and the results of its operations for the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Investment in securities consists of publicly-traded mutual funds, which are valued using the quoted price per share on the last day of the period. Realized gains and losses from investment in securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

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

The Company considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1).

There are no Level 3 investments as of June 30, 2016 or December 31, 2015, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

June 30, 2016	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,635,445	$0	$0	$1,635,445

December 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,296,166	$0	$0	$1,296,166

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $12,473, $41,999, $26,307 and $88,431, respectively.

For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Trading Advisor incentive fees paid indirectly within the Company’s investment in Affiliated Investment Funds totaled $19,990, $13,962, $31,826 and $67,750, respectively.

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

The Managing Member is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry-forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. As of June 30, 2016, the loss carry-forward amounted to $0. For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $17,113, $1,840, $17,525 and $9,743, respectively.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 4.	MANAGING MEMBER AND AFFILIATES (CONTINUED)

The Company pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the administrative services fee earned indirectly totaled $4,938, $7,385, $10,428 and $13,898, respectively.

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

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Company indirectly paid administrator fees totaling $7,967, $18,978, $20,020 and $26,462, respectively.

The Company also pays administrator fees directly to the Administrators. For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Company directly paid the Administrators administrator fees of $1,500, $6,250, $5,083 and $12,500, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents 71.89% and 0% of the Net Asset Value of the Company at June 30, 2016 and December 31, 2015, respectively.

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

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the Year-To-Date 2016 and the Year-To-Date 2015:

	Net Asset Value December 31, 2015	Purchases	Gain (Loss)	Redemptions	Net Asset Value June 30, 2016
CTA Choice ISAT	$0	$3,914,631	$(552,710)	$(2,244,176)	$1,117,745
CTA Choice KEY	0	3,640,420	108,662	(365,205)	3,383,877
Total	$0	$7,555,051	$(444,048)	$(2,609,381)	$4,501,622

	Net Asset Value December 31, 2014	Purchases	Gain (Loss)	Redemptions	Net Asset Value June 30, 2015
CTA Choice EGLG	$1,399,957	$3,501,000	$256,302	$(5,157,259)	$0
CTA Choice QNTM	0	2,981,115	41,024	(197,596)	2,824,543
CTA Choice WTN	1,133,759	4,737,904	(203,588)	(1,177,692)	4,490,383
Total	$2,533,716	$11,220,019	$93,738	$(6,532,547)	$7,314,926

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution June 30, 2016	Total investment level June 30, 2016
CTA Choice ISAT	$1,117,745	$3,528,772
CTA Choice KEY	3,383,877	4,030,750
Total	$4,501,622	$7,559,522

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Management fees to Managing Member	$48,511	$69,285	$102,479	$142,411
Managing Member interest earned on Certain Investment Funds	17,113	1,840	17,525	9,743
Operating expenses	12,108	37,512	36,608	56,148
	77,732	108,637	156,612	208,302
General and administrative expenses borne by the Managing Member and its affiliates	(6,532)	(47,325)	(32,235)	(72,231)
Total	$71,200	$61,312	$124,377	$136,071

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable in the condensed statements of financial condition as of June 30, 2016 and December 31, 2015, were $5,325 and $37,924, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member is able to request and receive redemption of capital, subject to the terms in the Operating Agreement.

KMP FUTURES FUND I LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of June 30, 2016 and December 31, 2015. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents the financial highlights of the Company for the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015. This information has been derived from information presented in the condensed financial statements:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2016		June 30, 2015
Total Return(1),(3),(5)	(6.87)%	(9.85)%	(6.39)%	(2.76)%
Total expenses(2),(5)	8.65%	8.13%	7.76%	7.83%
Net investment loss(2),(4),(5)	(7.96)%	(7.79)%	(7.68)%	(7.47)%

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

From July 1, 2016 through August 12, 2016, there were subscriptions of $0 and redemptions of approximately $25,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2016 (“Second Quarter 2016) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The Managing Member has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Member and its Affiliates

Kenmar Preferred Investments, LLC (“Kenmar Preferred” or the “Managing Member”) is the managing member of the Registrant, and has administrative authority over the operations of the Registrant.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. Clarity Managed Account & Analytics Platform, LLC (“Clarity”) an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. Until April 30, 2015, the Registrant allocated approximately one-half of its Allocated Assets to each of the following CTA Funds:

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of June 30, 2016, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments at June 30, 2016, $1,635,445 or 26.12% of Net Asset Value were classified as Level 1 and a majority of the remainder of Net Asset Value was invested in Affiliated Investment Funds. Of the Registrant’s investments at December 31, 2015, $1,296,166 or 17.67% of Net Asset Value were classified as Level 1. There were no Level 2 investments at December 31, 2015. There were no Level 3 investments at June 30, 2016 or December 31, 2015, nor any portion of the interim periods. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

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

Subscriptions and Redemptions

Second Quarter 2016

Subscriptions of interests for the Second Quarter 2016 were $0. Redemptions of interests for the Second Quarter 2016 were $225,495.

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

Market Overview

Following is a market overview for the Second Quarter 2016 and the Second Quarter 2015:

Second Quarter 2016

Performance of global stock indices diverged sharply in the second quarter as the UK vote to leave the European Union shocked markets. In the U.S., investors ultimately shrugged off any concerns as the indices made back their mid-June losses to end the period generally unchanged. Overseas, the story was quite different as European and Japanese indices ended the quarter sharply lower. In European markets, political and economic uncertainty post the Brexit vote weighed heavily; in Japan, the surge in the Japanese yen, sparked by safe haven buying, sent Japanese stock prices plummeting. Not surprisingly, the beneficiary of the turmoil was global interest rate markets.

Across the globe, prices soared as yields fell to multi-year, if not all-time lows, as investors sought out safe-haven assets. Additionally, while before the vote the odds of a U.S. interest rate increase were rising, the vote to leave tabled any expectations that the U.S. Federal Reserve would increase rates in the near-term. As traditional safe haven currencies, investors similarly flocked to the US Dollar and Japanese Yen in the aftermath of the historic vote. In particular, the yen soared, rising to levels not seen since 2014 and in June the Asian currency had is largest single-month increase since 1998. Conversely, the British pound fell to a three-decade low. The euro also ended the period lower, notably hitting a three-year low against the Japanese yen.

As per the Bloomberg Commodity Index, commodity prices overall ended the second quarter higher albeit there was a good deal of disparity among individual markets. In energies, the price of crude oil ended the period higher despite U.S. storage at a post-Great Depression high in April. Overall the market’s focus was on expectations for a drawdown in these inventories with the beginning of the summer driving season in the U.S. In metals, gold prices surged to the highest in almost two years on the outlook for continued low global rates and the post-Brexit fallout; silver similarly ended at sharply higher levels at quarter-end. In base metals, copper was range-bound while zinc experienced is longest advance since 2013, pinned to decreasing supply which traders felt could be exacerbated by planned mine closures in Australia and Ireland. In the agricultural markets, wheat prices slumped on expectations for significant global supply while soybean prices touched levels not seen since 2014 on signs of strong U.S. export demand amid tighter supply. In tropical markets, coffee and sugar took the spotlight as prices rallied on supply worries; sugar prices ended the quarter at their highest level since 2013.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a) the major sectors to which the Registrant’s assets were allocated indirectly as of the Second Quarter 2016 and the Second Quarter 2015, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b) a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2016 and the Second Quarter 2015.

Second Quarter 2016

As of June 30, 2016, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	2.55%
Energies	1.83%
Grains	9.01%
Indices	18.68%
Interest Rates	57.03%
Meats	0.31%
Metals	10.30%
Tropicals	0.29%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2016 were as follows:

Currencies: (-) The Registrant experienced losses in currencies as small gains in April were erased in May and June. In the wake of Brexit, positions in the euro and the British pound resulted in losses. Gains in the Japanese yen, which rallied on safe haven buying, served to dampen a portion of these losses.

Interest Rates: (+) The Registrant realized gains in global interest rates largely due to sizable profits in June as global bond prices rose on safe haven buying on the U.K.’s vote to leave the European Union. Largest single-market profits were realized in the U.S. 10-year market; trading in the U.S. 30-year and German rates added to the sector’s profitability.

Indices: (-) The Registrant experienced large losses in global stock indices as trading was unprofitable in all three months of the quarter. Overall, trading in the U.S. markets and the German DAX resulted in the quarter’s largest losses.

Energies: (-) The Registrant experienced losses in the energy complex largely due to positions in natural gas in April and May as prices vacillated within a trading band before breaking-out to the upside in June on warmer temperatures in the U.S.

Metals: (-) The Registrant realized losses in metals as losses in copper offset profits realized in gold as prices rallied on safe haven buying in the aftermath of the Brexit vote.

Grains: (-) The Registrant realized small losses in grains as profits in soybeans were insufficient to erase losses in corn. The bulk of the corn loss was posted in April as prices unexpectedly rallied as poor weather conditions slowed planting of the U.S. crop.

Tropicals: (-) The Registrant realized losses as gains in sugar were insufficient to cover losses realized in cocoa and coffee.

Meats: (-) The Registrant realized gains on positions in cattle as prices ended the quarter lower.

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

Results of Operations

Year-To-Date 2016

The Net Asset Value of the Registrant as of June 30, 2016 was $6,261,770, a decrease of $1,074,486 from the December 31, 2015 Net Asset Value of $7,336,256, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for the Second Quarter 2016 and Year-To-Date 2016 was (6.87)% and (9.85)% respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2016 was approximately $7,620.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2016 was approximately $444,048.

Dividend income for the Year-To-Date 2016 was approximately $12,000, a decrease of approximately $6,000, as compared to the Year-To-Date 2015.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016, were approximately $189,000, an increase of approximately $167,000 as compared to the Year-To-Date 2015.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016 were approximately $26,000, a decrease of approximately $62,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the Year-To-Date 2016 were approximately $102,000, a decrease of approximately $40,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016, were approximately $32,000.

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016 was approximately $10,000, a decrease of approximately $4,000 as compared to the Year-To-Date 2015.

Service fees for the Year-To-Date 2016 were approximately $108,000, a decrease of approximately $54,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the Year-To-Date 2016 was approximately $18,000, an increase of approximately $8,000 as compared to the Year-To-Date 2015.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Year-To-Date 2016 were approximately $85,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2016.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Year-To-Date 2016. Based upon such evaluation, the Managing Member’s President and Director of Fund Administration have concluded that, as of June 30, 2016, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

From January 1, 2016 to June 30, 2016, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, LLC,
its Managing Member

By:	/s/ Jim Parrish		Date: August 12, 2016
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)

By:	/s/ Atinder S. Jaggi		Date: August 12, 2016
	Name:	Atinder S. Jaggi
	Title:	Director of Fund Administration
(Principal Financial/Accounting Officer)