Form 10-Q
period 2016-09-30
KMP Futures Fund I LLC
filed 2016-11-14
CIK 1474307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-53816

KMP FUTURES FUND I LLC
(Exact name of the Registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite# 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents (see Note 2)	$37,082	$160,928
Receivable from Managing Member	51,005	162,151
Investment in security, at fair value (cost $1,490,199 and $1,312,913 at September 30, 2016 and December 31, 2015, respectively)	1,499,052	1,296,166
Investment in Affiliated Investment Funds, at fair value (see Note 7)	3,776,251	0
Receivable from Affiliated Investment Funds	0	5,987,304
Total assets	$5,363,390	$7,606,549

LIABILITIES
Management fees payable to Managing Member	$7,488	$10,314
Interest payable to Managing Member	2,283	0
Accrued expenses payable	44,283	93,634
Service fees payable	13,908	19,550
Redemptions payable	31,718	146,795
Total liabilities	99,680	270,293
MEMBERS’ CAPITAL (Net Asset Value)	5,263,710	7,336,256
Total liabilities and members’ capital	$5,363,390	$7,606,549

See accompanying notes.

 KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016		December 31, 2015

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual fund:
DoubleLine Low Duration Bond Fund Class I (shares 148,863.18 and 129,746.316 at September 30, 2016 and December 31, 2015, respectively)	28.48%	$1,499,052	17.67%	$1,296,166

Investment in Affiliated Investment Funds:
CTA Choice ISAT	16.43%	$865,467	0.00%	$0
CTA Choice KEY	55.30%	2,910,784	0.00%	0

Total investment in Affiliated Investment Funds	71.73%	$3,776,251	0.00%	$0

Proportional Share of Investments of Affiliated Investment Funds:	September 30, 2016

	Fair Value
	as a% of
	Members’
Description	Capital	Fair Value

Proportional Share of Investments in DoubleLine Low Duration Bond Fund Class I (shares 136,542.43 at September 30, 2016)	26.12%	$1,374,982

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income	$0	$1	$7	$8
Dividend income	10,219	6,750	21,908	24,555
Total investment income	10,219	6,751	21,915	24,563
EXPENSES
Management fees to Managing Member	44,295	61,704	146,774	204,115

Managing Member interest earned on Certain Investment Funds (see Note 4)	7,504	0	25,029	9,743
Service fees (see Note 6)	45,757	68,098	153,577	229,647
Operating expenses	41,284	72,984	126,094	221,206
Total expenses	138,840	202,786	451,474	664,711

General and administrative expenses borne by the Managing Member and affiliates	(18,769)	(40,535)	(51,004)	(112,766)
Net expenses	120,071	162,251	400,470	551,945
Net investment (loss)	(109,852)	(155,500)	(378,555)	(527,382)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized gain (loss) on investment in securities	1,042	(397)	(14,576)	(38,047)
Net change in unrealized appreciation (depreciation) on investment in securities	2,362	(11,075)	25,600	62,705
Net gain (loss) from investment in securities	3,404	(11,472)	11,024	24,658
Net (loss) from investment in Affiliated Investment Funds	(748,797)	(153,592)	(1,192,845)	(59,854)
Total (loss) on Investments	(745,393)	(165,064)	(1,181,821)	(35,196)

NET (LOSS)	$(855,245)	$(320,564)	$(1,560,376)	$(562,578)

 See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

Members’ Capital
Nine months ended September 30, 2016
Members’ capital at December 31, 2015	$7,336,256
Redemptions	(512,170)
Net (loss)	(1,560,376)
Members’ capital at September 30, 2016	$5,263,710

Nine months ended September 30, 2015
Members’ capital at December 31, 2014	$10,192,361
Redemptions	(1,700,037)
Net (loss)	(562,578)
Members’ capital at September 30, 2015	$7,929,746

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

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2016, the condensed statements of operations for the three months ended September 30, 2016 (“Third Quarter 2016”), for the nine months ended September 30, 2016 (“Year-To-Date 2016”), for the three months ended September 30, 2015 (“Third Quarter 2015”) and for the nine months ended September 30, 2015 (“Year-To-Date 2015”) and the condensed statements of changes in members’ capital for the Year-To-Date 2016 and the Year-To-Date 2015 are unaudited.

Certain amounts in the Third Quarter 2015 and Year-To-Date 2015 condensed financial statements were reclassified to conform with Third Quarter 2016 and Year-To-Date 2016 presentation. The reclassification did not have any material impact on the condensed financial statements.

In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of September 30, 2016 and the results of its operations for the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015. The operating results for these interim periods may not be indicative of the results expected for a full year.

The condensed financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles require the Managing Member to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimate.

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

There are no Level 3 investments as of September 30, 2016 or December 31, 2015, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy. The Company’s investments in affiliated investment funds are valued based on the net asset value reported by such funds. By adopting ASU 2015-07, the investments in affiliated investment funds are excluded from the fair value hierarchy below.

September 30, 2016	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,499,052	$0	$0	$1,499,052

December 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,296,166	$0	$0	$1,296,166

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

In May, 2015, the FASB issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. The Managing Member of the Company adopted ASU 2015-07 as of January 1, 2016. The adoption of ASU 2015-07 did not have a material impact on the Company’s financial statements.

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

For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $11,478, $32,548, $37,785 and $120,979, respectively.

For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Trading Advisor incentive fees paid indirectly within the Company’s investment in Affiliated Investment Funds totaled $0, $405, $31,826 and $68,155, respectively.

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

The Managing Member is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment.  After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry-forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. As of September 30, 2016, the loss carry-forward amounted to $0. For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $7,504, $0, $25,029 and $9,743, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4.	MANAGING MEMBER AND AFFILIATES (CONTINUED)

The Company pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the administrative services fee earned indirectly totaled $4,489, $6,495, $14,917 and $20,393, respectively.

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

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Company indirectly paid administrator fees totaling $10,063, $16,737, $30,083 and $43,199, respectively.

The Company also pays administrator fees directly to the Administrators. For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Company directly paid the Administrators administrator fees of $1,500, $6,250, $6,583 and $18,750, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represents 71.73% and 0% of the Net Asset Value of the Company at September 30, 2016 and December 31, 2015, respectively.

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

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the Year-To-Date 2016 and the Year-To-Date 2015:

	Net Asset Value				Net Asset Value
	December 31, 2015	Purchases	Gain (Loss)	Redemptions	September 30, 2016
CTA Choice ISAT	$0	$4,307,854	$(1,198,211)	$(2,244,176)	$865,467
CTA Choice KEY	0	3,640,420	5,366	(735,002)	2,910,784
Total	$0	$7,948,274	$(1,192,845)	$(2,979,178)	$3,776,251

	Net Asset Value				Net Asset Value
	December 31, 2014	Purchases	Gain (Loss)	Redemptions	September 30, 2015
CTA Choice EGLG	$1,399,957	$3,501,000	$256,302	$(5,157,259)	$0
CTA Choice QNTM	0	3,035,753	(225,843)	(442,896)	2,367,014
CTA Choice WTN	1,133,759	4,737,903	(90,313)	(1,517,065)	4,264,284
Total	$2,533,716	$11,274,656	$(59,854)	$(7,117,220)	$6,631,298

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution September 30, 2016	Total investment level September 30, 2016
CTA Choice ISAT	$865,467	$2,858,298
CTA Choice KEY	2,910,784	3,496,860
Total	$3,776,251	$6,355,158

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Management fees to Managing Member	$44,295	$61,704	$146,774	$204,115
Managing Member interest earned on Certain Investment Funds	7,504	0	25,029	9,743
Operating expenses	16,864	24,535	53,472	80,683
	68,663	86,239	225,275	294,541
General and administrative expenses borne by the Managing Member and its affiliates	(18,769)	(40,535)	(51,004)	(112,766)
Total	$49,894	$45,704	$174,271	$181,775

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable in the condensed statements of financial condition as of September 30, 2016 and December 31, 2015, were 4,890 and $37,924, respectively.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member can request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of September 30, 2016 and December 31, 2015. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents the financial highlights of the Company for the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015. This information has been derived from information presented in the condensed financial statements:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2016		September 30, 2015
Total Return(1),(3),(5)	(13.76)%	(22.25)%	(3.74)%	(6.40)%
Total expenses(2),(5)	8.26%	8.17%	10.40%	7.77%
Net investment loss(2),(4),(5)	(7.55)%	(7.73)%	(9.96)%	(7.43)%

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

From October 1, 2016 through November 14, 2016, there were subscriptions of $0 and redemptions of approximately $58,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2016 (“Third Quarter 2016) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Member of KMP Futures Fund I LLC, about the future results, performance, prospects and opportunities of the Registrant. The Managing Member has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Member and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of September 30, 2016, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments at September 30, 2016, $1,499,052 or 28.48% of Net Asset Value were classified as Level 1 and a majority of the remainder of Net Asset Value was invested in Affiliated Investment Funds. Of the Registrant’s investments at December 31, 2015, $1,296,166 or 17.67% of Net Asset Value were classified as Level 1. There were no Level 2 investments at December 31, 2015. There were no Level 3 investments at September 30, 2016 or December 31, 2015, nor any portion of the interim periods. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

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

Subscriptions and Redemptions

Third Quarter 2016

Subscriptions of interests for the Third Quarter 2016 were $0. Redemptions of interests for the Third Quarter 2016 were $142,815.

Third Quarter 2015

Subscriptions of interests for the Third Quarter 2015 were $0. Redemptions of interests for the Third Quarter 2015 were $662,698.

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

Market Overview

Following is a market overview for the Third Quarter 2016 and the Third Quarter 2015:

Third Quarter 2016

Third quarter market drivers included traders’ expectations for global central bank activity (particularly divergence as the U.S. Federal Reserve moves closer towards its next rate hike), the health of the global economy and the continued fallout from the Brexit vote.

In the U.S., equity indices hit new highs as market participants believed that the economy would be strong enough to withstand an anticipated year-end quarter-point rate hike from the Federal Reserve. While that optimism was tempered by quarter-end, U.S. indices nevertheless ended September higher. U.S. bond prices took their lead from equity markets and fell (as yields rose) while staying within well-defined ranges. Conversely, in overseas markets where the expectation was for continued accommodative policy, European markets such as the German DAX and UK FTSE rose as did bond prices. Similarly, Asian equity markets including the Topix, Nikkei and Hang Seng also moved higher albeit in Japan, bond prices plunged (and yields soared) when BOJ Governor Kuroda underwhelmed the market with less aggressive stimulus than what was anticipated; by quarter end prices had moved a bit off the intra-quarter low.

In currency markets, the dollar ended the three-month period slightly lower against a basket of currencies as it vacillated basis expectations for Fed action; the Fed kept rates unchanged in September thereby increasing the odds for a December hike. The British pound’s freefall on the “leave” vote in June stabilized during the third quarter as the Bank of England unveiled a strong package of stimulus including the first interest rate cut since 2009. In other markets, the euro ended the quarter slightly higher while the Japanese yen, slightly lower.

In commodity markets, crude oil prices seesawed during the third quarter ultimately ending the period lower. Early on, prices sank under the weight of elevated inventories, rising rig counts, demand concerns and a strong US dollar. Thereafter, prices moved off those lows on signs of falling U.S. inventories and reports that OPEC had agreed to reduce production for the first time in eight years. In precious metals, gold started the quarter on a positive note, rising to a two-year high only to drift lower as the quarter progressed on expectations for higher U.S. interest rates. Conversely, palladium prices ended the quarter sharply higher on stronger Chinese car sales amid potential shortfalls in supply.

In base metals, markets generally ended the period higher with the outlook for Chinese demand, supply, and the overall health of the global economy influencing price. In traditional agricultural markets, grain prices ended the quarter lower on record yields; soybean oil was the exception as diminished palm oil supply stoked strong demand for this substitute vegetable oil. Cocoa prices similarly ended the quarter lower with market back in surplus while coffee and sugar moved higher on Brazilian weather concerns. In meats, prices of both hogs and cattle moved south on weaker demand and ample animal supply.

.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)       the major sectors to which the Registrant’s assets were allocated indirectly as of the Third Quarter 2016 and the Third Quarter 2015, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)       a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2016 and the Third Quarter 2015.

Third Quarter 2016

As of September 30, 2016, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	3.35%
Energies	2.42%
Grains	2.84%
Indices	66.64%
Interest Rates	8.50%
Meats	2.95%
Metals	12.47%
Softs	0.83%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2016 were as follows:

Currencies: (-) The Registrant experienced losses in currencies as small gains in July and August were insufficient to cover August losses. Losses in the euro were the largest as trading was unprofitable in all three months of the quarter. Gains were realized in the Japanese yen, notably in July as prices rallied on the BOJ policy announcement, and the Mexican peso.

Interest Rates: (-) The Registrant realized losses in global interest rates, notably in August as losses accumulated across all markets traded in the sector. Overall, the largest losses were seen in the U.S. markets as prices trended lower. Trading in German interest rates markets was net profitable for the quarter.

Indices: (+) The Registrant experienced gains in global stock indices. Overall, gains in July were sufficient to cover losses in August and September. The quarter’s largest individual market gains were posted in the Nasdaq; the quarter’s largest losses were realized in the Nikkei.

Energies: (-) The Registrant experienced losses in the energy complex as gains in July were offset by losses in August and September. At quarter end, losses were realized throughout all markets in the complex, particularly WTI crude and Gasoline.

Metals: (-) The Registrant realized losses in metals. In the precious group, trading in gold and silver was unprofitable as prices were influenced on expectations for U.S. central bank activity. In base metals losses accumulated in copper as prices vacillated based on expectations for global growth.

Grains: (-) The Registrant realized losses in grains as prices overall declined during the quarter. Largest losses were in soybeans and wheat. Largest gains were in corn.

Tropicals: (-) The Registrant realized losses due to unprofitable trading in cocoa as the market ended the quarter lower amid whipsaw price action. Small profits were seen in sugar.

Meats: (+) The Registrant realized gains on positions in cattle as prices ended the quarter lower on ample supply.

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

Results of Operations

Year-To-Date 2016

The Net Asset Value of the Registrant as of September 30, 2016 was $5,263,710, a decrease of $2,072,546 from the December 31, 2015 Net Asset Value of $7,336,256, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for the Third Quarter 2016 and Year-To-Date 2016 was (13.76)% and (22.25)% respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2016 was approximately $11,024.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2016 was approximately $1,192,845.

Dividend income for the Year-To-Date 2016 was approximately $22,000, a decrease of approximately $3,000, as compared to the Year-To-Date 2015.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016, were approximately $272,000, an increase of approximately $229,000 as compared to the Year-To-Date 2015.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016 were approximately $38,000, a decrease of approximately $83,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the Year-To-Date 2016 were approximately $147,000, a decrease of approximately $57,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the Net Asset Value discussed above.

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

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016 was approximately $15,000, a decrease of approximately $5,000 as compared to the Year-To-Date 2015.

Service fees for the Year-To-Date 2016 were approximately $154,000, a decrease of approximately $76,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the Net Asset Value discussed above.

Managing Member interest earned on Certain Investment Funds for the Year-To-Date 2016 was approximately $25,000, an increase of approximately $15,000 as compared to the Year-To-Date 2015.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the Year-To-Date 2016 were approximately $126,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2016.

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Year-To-Date 2016. Based upon such evaluation, the Managing Member’s President and Director of Fund Administration have concluded that, as of September 30, 2016, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

From January 1, 2016 to September 30, 2016, the Registrant sold interests which resulted in aggregate proceeds to the Registrant of $0.

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

KMP FUTURES FUND I LLC

By:	Kenmar Preferred Investments, LLC,
its Managing Member

	By:	/s/ Jim Parrish		Date: November 14, 2016
		Name:	Jim Parrish
		Title:	President
(Principal Executive Officer)

	By:	/s/ Atinder S. Jaggi		Date: November 14, 2016
		Name:	Atinder S. Jaggi
		Title:	Director of Fund Administration
(Principal Financial/Accounting Officer)