Form 10-K
period 2016-12-31
KMP Futures Fund I LLC
filed 2017-03-31
CIK 1474307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-53816

KMP FUTURES FUND I LLC
(Exact name of the Registrant as specified in its charter)

Delaware	20-5914530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite# 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

The Registrant has no voting shares or public float. The value of Interests in the Registrant as of June 30, 2016 is $6,261,770.

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

Effective March 17, 2014, Kenmar Global Investment Management, L.P. changed its name and form of entity to Kenmar Global Investment Management, LLC (the “Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice Fund LLC (“CTA Choice”). Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. On March 30, 2016, Kenmar Global Investment Management, LLC was put into liquidation effective December 31, 2015, and Clarity was appointed as the Asset Allocator of the Registrant. While the Asset Allocator receives no fees for such services from the Registrant, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Registrant pays no management or incentive fees to the Asset Allocator.

The Managing Member’s predecessor and affiliates have been sponsoring and managing single and multi-advisor funds for over two decades. Effective April 1, 2016, the principal office of the Registrant is c/o Kenmar Preferred Investments, LLC, 680 Fifth Avenue, Suite 1901, New York, New York 10019. Prior to April 1, 2016, the principal office of the Registrant is c/o Kenmar Preferred Investments, LLC, 1211 Avenue of the Americas, Suite 2701, New York, New York 10036. Prior to April 1, 2014, the principal office of the Registrant was 900 King Street, Suite 100, Rye Brook, New York 10573. The telephone number of the Registrant and the Managing Member is (212) 596-3480.

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

On January 3, 2017, the Board of Directors of Kenmar Preferred, determined to dissolve the Registrant effective as of the close of business on January 31, 2017 because Kenmar Preferred has determined that Registrant’s aggregate net assets in relation to its operating expenses make it unreasonable to continue the business of the Registrant.

Effective February 1, 2017, the Registrant contributed all of its assets into World Monitor Trust III Series J (“Series J”), a business trust organized under the laws of Delaware.

Members in the Registrant received a pro rata in-kind distribution of the Series J units effective February 1, 2017, which resulted for all Members in the Company to receive a direct ownership interest in Series J.

The Registrant filed a Form 15 with the SEC on February 2, 2017, de-registering the interests of the Company under Section 12(g) of the Securities Exchange Act of 1934.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice. CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. Clarity an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. Until April 30, 2015, the Registrant allocated approximately one-half of its Allocated Assets to each of the following CTA Funds:

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

Deep Field’s Singularity Managed Futures Program is a fully automated managed futures program which executes a purely systematic trading approach using quantitative analysis of real-time price data to detect market trends. The highly reactive system trades liquid futures markets, across all asset classes: equities, fixed income, commodities and FX. Singularity Managed Futures Program’s objective is to achieve appreciation of clients’ assets through speculative trading in the US and non-US futures contracts.  The investment strategies employed in the Program are technical rather than fundamental in nature, i.e., they are developed from analysis of patterns of actual monthly, weekly, and daily price movements and are not based on analysis of fundamental factors such as supply and demand, general economic conditions or anticipated world events.  The Program relies on historical analysis of these price patterns to interpret current market behavior and to evaluate technical indicators for trade initiations and liquidations.

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

Fees and Expenses

Management Fee

The Registrant pays the Managing Member in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2016 (the “Registrant’s 2016 Annual Report”), which is filed as an exhibit hereto.

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

Trading Advisors’ Fees

The Registrant, indirectly through its investment in the Affiliated Investment Funds, pays Deep Field, KeyQuant, Winton, Eagle and Quantmetrics monthly management fees at an annual rate of 0.25%, 1%, 1.5%, 2% and 1%, respectively, as defined in their respective Trading Advisory Agreements..

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Member’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum, See Note 3 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto. In the event fees and expenses for such items exceed such amount, the Managing Member will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Member or third parties pursuant to the Operating Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of December 31, 2016, is set forth under Items 6, 7, and 8 herein.

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

Risks Related to Futures Trading

The Registrant may indirectly invest in forward contracts, futures contracts (including financial futures), swaps or other futures on both U.S. and foreign markets. Trading in such interests is a highly specialized investment activity entailing greater than ordinary investment risk.

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

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Trading Advisor/ Program	Approximate Percentage/ Range
CTA Choice KEY: Key Trends Program	10%
CTA Choice ISAT: Singularity Program	25-35%

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

A portion of the Registrant’s assets may indirectly be used to trade OTC derivative contracts, such as forward contracts, option contracts, or swaps, or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose the Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

The percentage of the Registrant’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trade approximately the following percentages in the OTC trading:

Investee Pool/ Program	Percentage/ Range
CTA Choice KEY:	<10%
CTA Choice ISAT:	<10%

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

It is also possible that (i) the advisory agreement with any Trading Advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that Trading Advisor, (ii) if assets of the Registrant allocated to a particular Trading Advisor are reallocated to a new or different Trading Advisor, the new or different Trading Advisor may not manage the assets on terms as favorable to the Registrant as those negotiated with the previous Trading Advisor, (iii) the addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated or (iv) the services of a replacement Trading Advisor may not be available. There is severe competition for the services of qualified Trading Advisors, and the Managing Member may not be able to retain replacement or additional Trading Advisors on acceptable terms. The effect of the replacement of or the reallocation of assets away from a Trading Advisor therefore, could be significant.

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

In the event that there are substantial redemptions from the Registrant, it may be more difficult for the Registrant to generate the same level of profits operating on a smaller capital base. Under such circumstances, in order to provide sufficient funds to pay redemptions, the Managing Member might be required to cause the Trading Advisors to liquidate positions more rapidly than otherwise desirable. Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, which could result in additional losses.

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

If the Registrant has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Registrant. The Managing Member presently does not intend to make any distributions from the Registrant. Accordingly, it is possible that U.S. federal income taxes on your allocable share of the Registrant’s profits may exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Interests or other sources. In addition, the Registrant may have capital losses from trading activities that cannot be deducted against the Registrant’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Registrant generates a net loss.

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

The Registrant does not own or lease any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of the Managing Member, located at 680 Fifth Avenue, Suite 1901, New York, New York 10019.

Certain administrative services are provided by Gemini Hedge Fund Services, LLC, the Registrant’s administrator, which is located at 80 Arkay Drive, Hauppauge, NY 11788. In addition, the Administrator maintains certain books and records of the Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

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

As of February 1, 2017, there were 0 holders of record, which include 0 Managing Member interests.

(c)	Dividends

The Managing Member has sole discretion in determining what distributions, if any, the Registrant will make to Members. The Registrant has never declared a dividend and does not intend to do so in the future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

(e)	Performance Graph

Not applicable.

(f)	Issuer Purchases of Equity Securities

The Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2016 through December 31, 2016.

(g)	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to December 31, 2016, the Registrant sold Interests which resulted in aggregate proceeds to the Registrant of $63,781,978.

Through December 31, 2016, Members acquired Interests through a private placement as follows:

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

The following table presents selected financial data of the Registrant for the years ended December 31, 2012 to December 31, 2016. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 55 through 66 included in the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2016	2015	2014	2013	2012

Total revenues (including interest)	$(1,304,314)	$(111,886)	$478,486	$(820,194)	$(990,212)
Net (loss)	$(1,803,180)	$(809,230)	$(368,007)	$(2,070,837)	$(2,802,608)
Total assets	$5,001,097	$7,606,549	$10,403,772	$13,235,773	$19,129,460

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Member has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

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

The investment in Affiliated Investment Funds is reported at fair value in the Registrant’s statements of financial condition. As a practical expedient, fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the funds. Generally, the fair value of the Registrant’s investment in Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2016, $1,299,872 or 27.55 % were classified as Level 1 and a majority of the remainder of Net Asset Value was invested in Affiliated Investment Fund. Of the Registrant’s investments at December 31, 2015, $1,296,166 or 100.00 % were classified as Level 1. There were no Level 2 investments at December 31, 2016 or 2015. There were no Level 3 investments at December 31, 2016 or 2015, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services LLC as transfer agent for DoubleLine funds, at December 31, 2016 and 2015. The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Member is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of the Certain Investment Fund’s income.

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-07 did not have a material impact on the Company’s financial statements .

Liquidity and Capital Resources

The Registrant commenced operations on January 1, 2007. Contributions were raised and redemptions paid through new Members’ investments in and redemptions out of the aggregate trading vehicle through December 31, 2009. Beginning January 1, 2010, Individual Members may redeem directly from the Registrant on a monthly basis.

Subscriptions and Redemptions

Year Ended December 31, 2016

Subscriptions of interests for the year ended December 31, 2016 were $0. Redemptions of interests for the year ended December 31, 2016 were $815,586.

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

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Members’ capital. The Managing Member attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto, for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

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

Market Overview

Following is a market overview for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31, 2016

U.S. equity indices began the year on a weak note, as prices tumbled to multi-month lows as skepticism over the strength of the global economy intensified. Thereafter, apart from brief - yet notable - pull-backs on the June Brexit vote and the November U.S. election, the trend was firmly higher. Upon reflection, the Trump victory proved to be a positive for the markets as investors focused on the promise of massive tax cuts and infrastructure spending. This enthusiasm, combined with a U.S. Federal Reserve rate hike, propelled U.S. indices to all-time highs in December. In western-European markets, the UK FTSE also ended the year at record highs as the post-Brexit decline in the British pound benefited exporters and commodity producers. Japanese equity markets also ended the year on a positive note as there as well, a sharp decline in the value of the currency during the 4th quarter boosted profit expectations for the indices constituents.

In currencies, the U.S. dollar spent much of the year drifting lower as deferred expectations for a U.S. Federal Reserve rate hike weighed on the greenback. That changed as better-than expected economic data, a Trump victory and hawkish Federal Reserve comments (which culminated in a December Fed interest rate hike) brightened the outlook for the greenback leaving the currency near 12-year highs at year-end. In other markets, Brexit uncertainty weighed on the British pound driving the currency to a three-decade low in October. The euro also ended the year lower on expectations for continued accommodative policy from the ECB. The safe-haven Japanese yen trended higher during the 1st half of the year only to give-up those gains as rising rates in the U.S. underscored the divergence between the two countries.

The primary drivers of global bond markets in 2016 were expectations for, and actions of, global central banks, Brexit, and the election of President Trump and his pro-growth economic agenda. In the U.S. market, the largest moves were seen in the beginning and end of year. In the first case, prices rallied sharply in January as expectations receded for Federal Reserve rate increases while in the second, prices fell sharply in November and into the last month of the year as the Federal Reserve raised rates eying the newly-elected President Trump’s promise of large fiscal stimulus. Conversely, In Europe, the bias was for lower rates on expectations of continued accommodate policy which left bond prices there generally higher at year end. In Japan, prices of the long-term government bond rallied through the 1st half of the year up until the third quarter when prices plunged as BOJ Governor Kuroda underwhelmed the market with less aggressive stimulus than what was anticipated; prices continued to drift lower thereafter.

As measured by the Bloomberg Commodity Index, commodities had their first positive year-end close since 2009. In part the enthusiasm was in anticipation of promised infrastructure spending by the new Trump administration. Witness copper and zinc, where prices jumped sharply in the 4th quarter rallying to a 17-month and nine-year high, respectively in November. Precious metals fared less well as gold slumped during the 4th quarter as Trump’s election spurred reflation hopes reducing the appeal of the yellow metal; gold nevertheless ended the year higher. In energy markets, crude oil broke out of its doldrums, capping its largest annual gain since 2009 as OPEC agreed to its first production cut in eight years to address record global inventories. Natural gas prices posted their largest annual gain since 2005 propelled by cold weather in the U.S.; this was a spectacular turnaround from early in the year when prices tumbled to the lowest levels since the 1990s. In grains, corn and wheat ended the year lower on sufficient global supplies while soybeans ended the year on a positive note. In tropical markets, cocoa prices fell to multi-year lows on sizable crops while Robusta coffee and sugar ended the year higher on supply worries.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its indirect trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which the Registrant’s assets were allocated indirectly as of December 31, 2016, 2015 and 2014, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the years ended December 31, 2016, 2015 and 2014.

Year Ended December 31, 2016

As of December 31, 2016, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation
Currencies	21.70%
Energies	2.36%
Agricultural	5.83%
Indices	14.13%
Interest Rates	39.49%
Metals	16.49%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the year ended December 31, 2016 were as follows:

Currencies: (-) The Registrant experienced losses in currencies largely due to positions in the Australian dollar and euro. Largest profits were realized in the British pound.

Energies: (-) The Registrant experienced losses as prices of natural gas vacillated throughout the year. Small profits were posted in crude oil which ended the year higher on news of OPEC production cuts.

Grains: (-) The Registrant experienced losses throughout the complex. Overall, largest losses were posted in the 3rd quarter in soybeans as prices reversed lower.

Indices: (-) The Registrant experienced losses due to trading in the 2nd quarter where losses accumulated in U.S. and European stock markets. Overall, losses for the year were largest in the EuroStoxx 50 and German Dax.

Interest Rates: (+) The Registrant experienced gains in global rates, particularly the U.S. and German bond markets, as prices rallied during the 1st and 2nd quarters of the year.

Meats: (+) The Registrant experienced gains in meats.

Metals: (-) The Registrant experienced losses in precious and industrial metals. In precious metals, positions in gold and silver were unprofitable; in industrial metals, copper trading was unprofitable in all four quarters.

Softs: (-) The Registrant experienced losses in tropicals due to positions in cocoa and coffee.

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

 Metals: (-) The Registrant experienced losses in metals as unprofitable positions in precious metals erased gains in the base metals complex.

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

Results of Operations

Year Ended December 31, 2016

The Net Asset Value of the Registrant as of December 31, 2016 was $4,7117,490, a decrease of $2,618,766 from the December 31, 2015 Net Asset Value of $7,336,256, primarily due to the effect of Member redemptions and negative trading performance during the year.

The Registrant’s performance for the year ended December 31, 2016 was (25.82)%. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the year ended December 31, 2016 was approximately $3,000.

The Registrant’s total (loss) from its investment in Affiliated Investment Funds for the year ended December 31, 2016 was approximately $(1,338,000).

Dividend income for the year ended December 31, 2016 was approximately $31,000, a decrease of approximately $3,000 as compared to the year ended December 31, 2015. For a further discussion of these investments, see Note 2 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2016 were approximately $305,000, an increase of approximately $245,000 as compared to the year ended December 31, 2015.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2016 were approximately $47,000, a decrease of approximately $103,000 as compared to the year ended December 31, 2015, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Member for the year ended December 31, 2016 were approximately $184,000, a decrease of approximately $70,000 as compared to the year ended December 31, 2015, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2016, were approximately $32,000.

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2016 was approximately $19,000, a decrease of approximately $7,000 as compared to the year ended December 31, 2015, primarily due to the decrease in the Net Asset Value discussed above.

Service fees for the year ended December 31, 2016 were approximately $191,000, a decrease of approximately $104,000 as compared to the year ended December 31, 2015, primarily due to the decrease in the Net Asset Value discussed above. For a further discussion of this fee, see Note 6 of the of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

Managing Member interest earned on Certain Investment Funds for the year ended December 31, 2016 was approximately $27,000, an increase of approximately $17,000 as compared to the year ended December 31, 2015. For a further discussion of this fee, see Note 4 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

Operating expenses include accounting, audit, tax, and legal fees. Operating expenses for the year ended December 31, 2016 were approximately $174,000.

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

Dividend income for the year ended December 31, 2015 was approximately $34,000, a decrease of approximately $49,000 as compared to the year ended December 31, 2014. For a further discussion of these investments, see Note 2 of the Registrant’s 2015 Annual Report.

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

Service fees for the year ended December 31, 2015 were approximately $295,000, a decrease of approximately $50,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the Net Asset Value discussed above. For a further discussion of this fee, see Note 6 of the of the Registrant’s 2015 Annual Report.

Managing Member interest earned on Certain Investment Funds for the year ended December 31, 2015 was approximately $10,000, a decrease of approximately $39,000 as compared to the year ended December 31, 2014. For a further discussion of this fee, see Note 4 of the Registrant’s 2015 Annual Report.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through December 31, 2016.

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

Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Member cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4 and 5 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

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

The financial statements are incorporated by reference to pages 46 through 83 of the Registrant’s 2016 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2016 and 2015 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016:
Total revenues gain (losses) (including interest)	$(92,028)	$(332,704)	$(735,174)	$(144,407)

Total revenues gain (losses) (including interest) less commissions and other transaction fees	$(92,028)	$(332,704)	$(735,174)	$(144,407)

Net gain (loss)	$(231,417)	$(473,714)	$(855,245)	$(242,804)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015:
Total revenues (losses) (including interest)	$601,852	$(454,172)	$(158,313)	$(101,253)

Total revenues (losses) (including interest) less commissions and other transaction fees	$601,852	$(454,172)	$(158,313)	$(101,253)

Net gain (loss)	$398,517	$(640,531)	$(320,564)	$(246,652)

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

The Managing Member’s management, under the supervision and with the participation of certain officers of the Managing Member (including the Managing Member’s President and Director of Fund Administration ), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2016. Based upon such evaluation, the Managing Member’s President and Director of Fund Administration have concluded that, as of December 31, 2016, the Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Registrant’s management, including the Managing Member’s President and Director of Fund Administration, the Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the framework in “Internal Control – Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued in 1992 by COSO, the Managing Member concluded that the Registrant’s internal controls over financial reporting were effective as of December 31, 2016.

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

Attestation Report of the Registered Public Accounting Firm

The Registrant’s 2016 Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in the Registrant’s 2016 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Atinder S. Jaggi has been the Director of Fund Administration since November 2015. Mr. Jaggi joined the Managing Member in 2008. Mr. Jaggi is responsible for the development and execution of the administration group support responsibilities including managing relationships with services providers and has oversight of staff performing fund accounting, audit, tax and regulatory filing functions. He is also responsible in conjunction with outside counsel to draft, review and finalize/update offering documents, trading advisor agreements and various other related operating agreements to onboard managed accounts. Mr. Jaggi received a B.S. in Commerce from Delhi University, India in 2003, M.S. in Commerce from Annamalai University, India in 2005 and a MBA in Finance from University of Bridgeport, CT in 2008.

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

Code of Professional Conduct

The Managing Member has adopted a Code of Professional Conduct for its President and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officer and Principal Financial/Accounting Officer, respectively, of the Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Kenmar Preferred Investments, LLC serves as Managing Member of the Registrant. The Board of Directors of the Managing Member has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. Atinder Jaggi is the Managing Member’s Director of Fund Administration (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant.

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

As of March 1, 2017, the Managing Member owns no interest in the Registrant.

As of March 1, 2017, no Member beneficially owned more than five percent (5%) of the outstanding interests issued by the Registrant.

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

The Registrant reimburses the Managing Member on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Member’s personnel for and on behalf of the Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Member’s personnel for and on behalf of the Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2016, 2015 and 2014, the Registrant reimbursed the Managing Member $203,420, $210,048 and $308,837, respectively, for all related party services provided by the Managing Member’s personnel on behalf of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and All Other Fees

The Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”).

On March 25, 2016, Managing Member, the Managing Member of the Registrant, dismissed EisnerAmper as the registered public accounting firm for the Registrant. The report of EisnerAmper on the Registrant’s financial statements as of and for the fiscal years ended December 31, 2014 and December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope, or accounting principles.

On April 11, 2016, the Managing Member, on behalf of the Registrant, approved the engagement of Arthur F. Bell, Jr. & Associates, L.L.C. (“Arthur Bell”) as the registered public accounting firm for the Registrant. We have been advised by Arthur Bell that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by Arthur Bell and EisnerAmper totaled approximately $44,000 and $59,000 for 2016 and 2015, respectively, including fees associated with the review of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to the Registrant by Arthur Bell and EisnerAmper totaled $0 and $0 for 2016 and 2015, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $8,000 and $9,000 for 2016 and 2015, respectively.

(d) All Other Fees

The other fees billed to the Registrant by Arthur Bell and EisnerAmper for 2016 and 2015 totaled $0.

Because the Registrant has no audit committee, the Board of Directors of the Managing Member has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee of the Managing Member. The Internal Controls and Disclosure Committee has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Registrant. Consequently, all audit and permitted non-audit services provided by Arthur Bell are approved by the Internal Controls and Disclosure Committee.

PART IV

Annual Report
Page Number

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements and Report of Independent Registered Public
		Accounting Firm – incorporated by reference to the Registrant’s
		2016 Annual Report which is filed as an exhibit hereto

		Affirmation of the Commodity Pool Operator	48

		Report of Independent Registered Public Accounting Firm –
		Arthur F. Bell, Jr. & Associates, L.L.C	49

		Report of Independent Registered Public Accounting Firm –
		EisnerAmper LLP	50

		Financial Statements:

		Statements of Financial Condition –
		December 31, 2016 and 2015	51

		Condensed Schedules of Investments –
		December 31, 2016 and 2015	52

		Statements of Operations –
		For the years ended December 31, 2016, 2015 and 2014	53

		Statements of Changes in Members’ Capital (Net Asset Value) –
		For the years ended December 31, 2016, 2015 and 2014	54

		Notes to Financial Statements	55-66

		Supplementary Information:	67

		Supplementary Schedule of Members’ Capital Accounts –
		December 31, 2016, 2015 and 2014	68-83

	2.	Financial Statements Schedules

		All schedules have been omitted because they are not applicable or the
		required information is included in the financial statements or the notes thereto

	3.	Exhibits

Exhibit
Number	Description of Document

3.1	Certificate of Formation of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.2	Certificate of Amendment of Certificate of Formation of KMP Futures Fund I LLC (incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

3.3	Amended and Restated Limited Liability Company Operating Agreement of KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 3.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.1	Advisory Agreement among KMP Futures Fund I LLC (f/k/a WCM Pool LLC), Kenmar Preferred Investments Corp. (f/k/a Preferred Investment Solutions Corp.) and Winton Capital Management Limited (incorporated by reference from Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.2	Services Agreement between Spectrum Global Fund Administration, L.L.C. and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.3	Customer Agreement between the KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.4	Amendment No. 1 to Customer Agreement between KMP Futures Fund I LLC (f/k/a WCM Pool LLC) and UBS Securities LLC (incorporated by reference from Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.5	FX Prime Brokerage Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.6	ISDA Master Agreement, Schedule and Credit Support Annex between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.6 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.7	Amendment to ISDA Master Agreement between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.7 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.8	Master Confirmation Agreement for Non-Deliverable Forward FX Transactions between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.8 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

10.9	Master Confirmation for Exotic Options between UBS AG and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference from Exhibit 10.9 of the Registrant’s Registration Statement on Form 10, File No. 000-53816, filed with the Commission on November 2, 2009)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on August 17, 2012)

99.2	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on November 5, 2012)

99.3	Notice to Members of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and KMP Futures Fund I LLC (f/k/a WCM Pool LLC) (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 28, 2011)

99.4	Notice to Members regarding certain changes to the ownership and structure of the Registrant’s underling Managing Member of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on April 28, 2014)

99.5	Notice to Members regarding certain changes to the trading advisors lineup of the Managing Member of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on May 5, 2015)

99.6	Notice to Members regarding certain changes to the trading advisors lineup of the Managing Member of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on January 6, 2016)

99.7	Notice to Members regarding the change in service provider (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on January 6, 2016)

99.8	Notice to Members regarding the change in the registered public accounting firm (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on April 11, 2016)

99.9	Notice to Members regarding the departure of Directors or certain Officers; Election of Directors; Appointment of certain Officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on April 13, 2016)

99.10	Notice to Members regarding the consolidation of the registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-53816, filed with the Commission on February 1, 2017)

Form 15: Certification and notice of termination of registration under Section 12(g) of the Securities Exchange Act of 1934 or suspension of duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934

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

KMP FUTURES FUND I LLC

ANNUAL REPORT

December 31, 2016

KMP FUTURES FUND I LLC

KMP FUTURES FUND I LLC

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the best of the knowledge and belief of the undersigned, the information contained in the Annual Report for the year ended December 31, 2016 is accurate and complete.

Atinder Jaggi, Director of Fund Administration of the Managing Member,

Kenmar Preferred Investments, LLC

KMP FUTURES FUND I LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying financial statements of KMP Futures Fund I LLC (the Company), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations and changes in members’ capital (net asset value) for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC as of December 31, 2016, and the results of its operations and the changes in its net asset value for the year then ended in conformity with U.S. generally accepted accounting principles.

The supplementary information related to December 31, 2016 on pages 68-83, Supplementary Schedule of Members’ Capital Accounts, has been subjected to audit procedures performed in conjunction with the audit of KMP Futures Fund I LLC’s financial statements. The information is the responsibility of the Company’s management. Our audit procedures included determining whether the information reconciled to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplementary information. In forming our opinion on the supplementary information, we evaluated whether the information, including its form and content, is presented in conformity with CFTC Regulation 4.22. In our opinion, the Supplementary Schedule of Members’ Capital Accounts is fairly stated, in all material respects, in relation to the financial statements as a whole.

Hunt Valley, Maryland

March 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying statement of financial condition, including the condensed schedule of investments of KMP Futures Fund I LLC (the "Company") as of December 31, 2015, and the related statements of operations and changes in members' capital (net asset value) for each of the years in the two-year period ended December 31, 2015. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC as of December 31, 2015 and the results of its operations for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedule of members' capital accounts at December 31, 2015 and 2014 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ EisnerAmper LLP

New York, New York

March 23, 2016

KMP FUTURES FUND I LLC
STATEMENTS OF FINANCIAL CONDITION
December 31, 2016 and 2015

	2016	2015
ASSETS
Cash and cash equivalents (see Note 2)	$112,042	$160,928
Receivable from Managing Member	77,176	162,151
Investment in securities, at fair value (cost $1,299,967 and $1,312,913 at December 31, 2016 and December 31, 2015, respectively)	1,299,872	1,296,166
Investment in Affiliated Investment Funds, at fair value (see note 7)	3,177,260	0
Receivable from Affiliated Investment Funds	332,400	5,987,304
Other receivables	2,347	0
Total assets	$5,001,097	$7,606,549

LIABILITIES
Management fees payable to Managing Member	$6,969	$10,314
Accrued expenses payable	59,708	93,634
Service fees payable	24,546	19,550
Redemptions payable	192,384	146,795
Total liabilities	283,607	270,293

MEMBERS’ CAPITAL (Net Asset Value)	4,717,490	7,336,256

Total liabilities and members’ capital	$5,001,097	$7,606,549

KMP FUTURES FUND I LLC
CONDENSED SCHEDULES OF INVESTMENTS
December 31, 2016 and 2015

	2016		2015

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund Class I (shares 129,857.315 and 129,746.316 at December 31, 2016 and 2015, respectively)	27.55%	1,299,872	17.67%	1,296,166

Total investment in securities (cost $1,299,967 and $1,312,913 at December 31, 2016 and 2015, respectively)	27.55%	$1,299,872	17.67%	$1,296,166

Investment in Affiliated Investment Funds:
CTA Choice ISAT	19.06%	$899,239	0.00%	$0
CTA Choice KEY	48.29%	2,278,021	0.00%	0

Total investment in Affiliated Investment Funds	67.35%	$3,177,260	0.00%	$0

Proportional Share of Investments of Affiliated Investment Funds:

	December 31, 2016
Description	Fair Value as a % of Members’ Capital	Fair Value
Proportional Share of Investments in DoubleLine Low Duration Bond Fund Class I (cost $1,248,371 and shares 124,303.999 at December 31, 2016)	26.38%	$1,244,283

KMP FUTURES FUND I LLC
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
INVESTMENT INCOME
Interest income	$7	$11	$292
Dividend income	30,498	33,653	83,095
Total investment income	30,505	33,664	83,387
EXPENSES
Management fees to Managing Member	183,924	254,283	293,260
Managing Member interest earned on Certain Investment Funds (see Note 4)	26,794	10,326	48,806
Service fees (see Note 6)	191,425	295,331	344,890
Operating expenses	173,899	299,555	273,908
Total expenses	576,042	859,495	960,864
General and administrative expenses borne by the Managing Member and affiliates	(77,176)	(162,151)	(114,371)
Net expenses	498,866	697,344	846,493
Net investment (loss)	(468,361)	(663,680)	(763,106)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(13,385)	(40,541)	(11,198)
Net change in unrealized appreciation (depreciation) on investment in securities	16,652	57,033	(1,453)
Net gain (loss) from investment in securities	3,267	16,492	(12,651)

Total gain (loss) from Investments in Affiliated Funds	(1,338,086)	(162,042)	407,750

Total gain (loss) on Investments	(1,334,819)	(145,550)	395,099

NET (LOSS)	$(1,803,180)	$(809,230)	$(368,007)

KMP FUTURES FUND I LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2016, 2015 and 2014

Members’ Capital
Members’ capital at December 31, 2013	$12,923,230
Redemptions	(2,362,862)
Net (loss) for the year ended December 31, 2014	(368,007)
Members’ capital at December 31, 2014	10,192,361
Redemptions	(2,046,875)
Net (loss) for the year ended December 31, 2015	(809,230)
Members’ capital at December 31, 2015	7,336,256
Redemptions	(815,586)
Net (loss) for the year ended December 31, 2016	(1,803,180)
Members’ capital at December 31, 2016	$4,717,490

KMP FUTURES FUND I LLC
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Company

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

Effective March 17, 2014, Kenmar Global Investment Management, L.P. changed its name and form of entity to Kenmar Global Investment Management, LLC (the “Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. On March 30, 2016, Kenmar Global Investment Management, LLC was put into liquidation effective December 31, 2015, and Clarity was appointed as the Asset Allocator of the Company. While the Asset Allocator receives no fees for such services from the Company, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Company pays no management or incentive fees to the Asset Allocator.

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

Certain amounts in the financial statements for the years ended December 31, 2015 and 2014 were reclassified to conform with the presentation of the financial statements for the year ended December 31, 2016. The reclassification did not have any material impact on the financial statements.

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

The Company has elected not to provide a statement of cash flows since substantially all of the Company’s investments are carried at fair value and classified as Level 1 measurements in the fair value hierarchy table or fair value was determined using the practical expedient method. The Company has little or no debt and a statement of changes in Members’ capital (Net Asset Value) is provided.

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

There are no Level 3 investments on December 31, 2016 or 2015, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy. The Company’s investments in affiliated investment funds are valued based on the net asset value reported by such funds. By adopting ASU 2015-07, the investments in affiliated investment funds are excluded from the fair value hierarchy below.

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Investment in securities, at fair value	$1,299,872	$0	$0	$1,299,872

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Investment in securities, at fair value	$1,296,166	$0	$0	$1,296,166

B.	Cash and Cash Equivalents

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

The Company appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense. The 2013 through 2016 tax years generally remain subject to examination by U.S. Federal and most tax authorities.

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

G.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported at fair value in the Company’s statements of financial condition. As a practical expedient, fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Company’s valuation by the management of the funds. Generally, the fair value of the Company’s investment in Affiliated Investment Funds represents the amount that the Company could reasonably expect to receive from the Affiliated Investment Funds if the Company’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.

H.	New Accounting Pronouncement

In May 2015, the FASB issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. The Managing Member of the Company adopted ASU 2015-07 as of January 1, 2016. The adoption of ASU 2015-07 did not have a material impact on the Company’s financial statements.

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

B.	Trading Advisor Management and Incentive Fees

The Company indirectly through its investment in Affiliated Investment Funds pays the following Trading Advisor management fees (based on the Company’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits”, in the Company’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice KEY	1.00%	20.00%
CTA Choice ISAT	0.25%	30.00%
CTA Choice EGLG *	2.00%	25.00%
CTA Choice QNTM**	1.00%	25.00%
CTA Choice WTN**	1.50%	20.00%

* The Company fully redeemed from CTA Choice EGLG as of April 30, 2015.

** The Company fully redeemed from CTA Choice QNTM and CTA Choice WTN as of December 31, 2015.

For the years ended December 31, 2016, 2015 and 2014, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on the Company’s Allocated Assets as of each standard allocation date, totaled $47,179, $150,050 and $186,286 respectively.

For the years ended December 31, 2016, 2015 and 2014, the Trading Advisor incentive fees paid indirectly within the Company’s investment in Affiliated Investment Funds, totaled $31,826, $68,155 and $156,366, respectively.

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

The Company invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services, LLC as transfer agent for Doubleline Funds, at December 31, 2016 and 2015. The objective is to obtain a rate of return for the Company that balances risk and return relative to the historically low yields on short-term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Member will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and or brokerage firms. The Managing Member is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Company’s investments in Certain Investment Funds. The calculation is based on the Company’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Member receiving a payment. After the calculation of the amount payable to the Managing Member, the Company will be credited with all additional positive returns (or 100% of any losses) on the Company’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Member’s portion of Certain Investment Fund’s income. For the years ended December 31, 2016, 2015 and 2014, the Managing Member’s portion of interest earned on Certain Investment Funds amounted to $26,794, $10,326 and $48,806, respectively.

The Company pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the years ended December 31, 2016, 2015 and 2014, the administrative services fee earned indirectly totaled $18,599, $26,189 and $26,641, respectively.

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

The Company indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the years ended December 31, 2016, 2015 and 2014, the Company indirectly paid administrator fees totaling $40,802, $61,404 and $33,249, respectively.

The Company also pays administrator fees directly to the Administrators. For the years ended December 31, 2016, 2015 and 2014, the Company directly paid the Administrators administrator fees of $8,521, $25,000 and $26,147, respectively.

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

The Company invests a portion of its assets in Affiliated Investment Funds. The Company’s investment in Affiliated Investment Funds represented 67.35% and 0% of the Net Asset Value of the Company at December 31, 2016 and December 31, 2015, respectively. The investment in Affiliated Investment Funds is reported in the Company’s statements of financial condition at fair value. The Company records its proportionate share of income or loss in the statement of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of the Company’s investment in Affiliated Investment Funds for the years ended December 31, 2016 and 2015:

	Net Asset Value December 31, 2015	Purchases	Gain (Loss)	Redemptions	Net Asset Value December 31, 2016
CTA Choice KEY	$0	$3,673,537	$(39,017)	$(1,356,499)	$2,278,021
CTA Choice ISAT	0	4,513,065	(1,299,069)	(2,314,757)	899,239
Total	$0	$8,186,602	$(1,338,086)	$(3,671,256)	$3,177,260

	Net Asset Value December 31, 2014	Purchases	Gain (Loss)	Redemptions	Net Asset Value December 31, 2015
CTA Choice EGLG	$1,399,957	$3,501,000	$256,302	$(5,157,259)	$0
CTA Choice QNTM	0	3,035,753	(311,740)	(2,724,013)	0
CTA Choice WTN	1,133,759	4,737,903	(106,604)	(5,765,058)	0
Total	$2,533,716	$11,274,656	$(162,042)	$(13,646,330)	$0

KMP FUTURES FUND I LLC
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

The following table sets out the total capital contributions and investment level split between net asset value:

	Total capital contribution December 31, 2016	Total investment level December 31, 2016
CTA Choice ISAT	$899,239	$2,697,717
CTA Choice KEY	2,278,021	2,733,625
Total	$3,177,260	$5,431,342

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

The expenses incurred by the Company for services performed by Kenmar Preferred and its affiliates for the Company were as follows:

	2016	2015	2014
Management fees to Managing Member	$183,924	$254,283	$293,260
Managing Member interest earned on Certain Investment Funds	26,794	10,326	48,806
Operating expenses	69,878	107,590	81,142
	280,596	372,199	423,208
General and administrative expenses borne by the Managing Member and its affiliates	(77,176)	(162,151)	(114,371)
Total	$203,420	$210,048	$308,837

Expenses payable to the Managing Member and its affiliates, which are included in accrued expenses payable in the statements of financial condition as of December 31, 2016 and 2015, were $9,620 and $37,924, respectively.

Note 9.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Operating Agreement.

A Member can request and receive redemption of capital, subject to the terms in the Operating Agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by the Company as of December 31, 2016 and 2015. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents the financial highlights of the Company for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements:

	2016	2015	2014
Total Return(1),(3)	(25.82)%	(9.36)%	(1.54)%
Total expenses(3)	8.13%	7.73%	7.99%
Net investment loss(2),(3)	(7.63)%	(7.36)%	(7.20)%

Total return is calculated based on the change in value of Members’ capital during the period. An individual Member’s total return and ratios may vary from the above total return and ratios based on the timing of subscriptions and redemptions.

(1)	Includes realized and unrealized gains (losses) on securities transactions.
(2)	Represents interest and dividend income less total expenses.
(3)	Net of general and administrative expenses borne by the Managing Member and affiliates.

KMP FUTURES FUND I LLC
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 12.	SUBSEQUENT EVENTS

From January 1, 2017 through January 31, 2017, there were redemptions of approximately $48,000.

On January 3, 2017, the Board of Directors of Kenmar Preferred, determined to dissolve the Company effective as of the close of business on January 31, 2017 because Kenmar Preferred has determined that Company’s aggregate net assets in relation to its operating expenses make it unreasonable to continue the business of the Company.

Effective February 1, 2017, the Company contributed all of its assets into World Monitor Trust III Series J (“Series J”), a business trust organized under the laws of Delaware, for which KEY, ISAT and CTA Choice FRT, pursuant to its Global Diversified Program, will serve as Trading Advisors.

Members in the Company received a pro rata in-kind distribution of the Series J units effective February 1, 2017, which resulted for all Members in the Company to receive a direct ownership interest in Series J.

The Company filed a Form 15 with the SEC on February 2, 2017, de-registering the interests of the Company under Section 12(g) of the Securities Exchange Act of 1934.

SUPPLEMENTARY INFORMATION

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
0240	$2,866	$3,864	$4,263
0294	5,689	7,668	8,460
0342	20,406	27,507	30,348
0387	2,511	3,385	3,735
0713	90,089	121,439	133,979
0714	113,725	153,300	169,130
0872	8,164	11,005	12,141
1147	0	0	6,102
2002	12,323	16,611	18,326
3030	4,475	6,033	6,656
3031	2,984	4,022	4,437
003-54888	4,078	5,497	6,065
003-62029	4,318	5,820	6,421
003-96658	3,075	4,144	4,572
003-96876	2,847	3,837	4,234
003-R5408	3,396	4,578	5,051
006-58847	0	0	3,452
006-80371	0	0	2,264
006-R5880	3,059	4,123	4,549
006-R6730	3,158	4,258	4,697
007-R3175	1,021	1,376	1,518
011-87782	0	21,722	23,965
017-R7131	4,503	6,070	6,697
021-R7657	0	0	6,253
022-R3304	0	0	62,546
022-R3861	2,879	3,880	4,281
025-64540	0	0	8,655
028-R7766	0	0	5,564
02G-R1275	0	2,360	2,604
02G-R1737	6,668	8,988	9,916
02G-R1744	0	3,981	4,392
02G-R2412	0	0	3,828
032-96631	0	23,977	26,453
038-39898	0	15,654	17,270
039-81889	3,689	4,973	5,486
03W-06684A	0	10,282	11,344
03W-06685	0	10,282	11,344
03W-R0190	0	0	9,151
040-R2844	9,937	13,395	14,778
040-R3424	9,055	12,206	13,467
041-R1546	1,930	2,602	2,870
042-R7189	2,166	2,920	3,221
048-37685	16,808	22,657	24,997
048-42269	5,768	7,775	8,578
048-44878	13,429	18,103	19,972
048-46866	3,584	4,831	5,330
048-96912	5,388	7,263	8,013
048-R1269	2,105	2,838	3,131

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
048-R1275	$10,830	$14,599	$16,106
048-R1309	0	0	30,614
048-R1354	17,940	24,183	26,680
048-R1365	6,105	8,229	9,079
048-R1400	12,526	16,885	18,629
048-R1548	7,203	9,709	10,712
048-R1672	6,594	8,889	9,807
048-R1723	2,334	3,146	3,471
048-R2528	0	0	10,064
048-R2664	3,576	4,820	5,318
048-R2777	2,379	3,207	3,538
048-R4281	5,663	7,634	8,422
048-R4283	5,663	7,634	8,422
048-R5106	0	0	2,454
048-R6024	2,269	3,059	3,374
048-R6037	1,881	2,536	2,798
048-R6045	10,181	13,724	15,141
048-R6108	15,585	21,008	23,178
048-R6301	3,153	4,251	4,690
048-R6472	17,537	23,640	26,081
048-R6957	1,340	1,806	1,992
048-R6958	1,340	1,806	1,992
048-R6987	2,371	3,197	3,527
048-R7024	8,082	10,894	12,019
048-R7074	2,951	3,978	4,389
048-R7144	9,223	12,432	13,716
048-R7169	11,316	15,254	16,829
04W-20993	26,131	35,224	38,861
04W-R8236	1,045	1,409	1,554
051-53113	2,830	3,815	4,209
055-46048	0	7,241	7,988
055-52757	0	6,164	6,800
06R-81472	0	2,823	3,115
072-12398	2,313	3,117	3,439
072-R5204	4,673	6,299	6,949
07N-39955	5,534	7,459	8,230
07T-R1672	1,919	2,587	2,854
07Y-26957	0	0	5,917
07Y-27021	6,621	8,925	9,847
08J-R1925	10,192	13,739	15,157
08J-R3987	5,894	7,945	8,766
08N-22151	29,039	39,144	43,186
08N-R4289	0	0	4,502
08R-00537	26,857	36,203	39,941
08V-R3775	0	0	33,386
0AE-33057	4,369	5,890	6,498
0AE-60907	0	15,440	17,034
0AE-60950	13,314	17,948	19,801
0AE-60986	14,317	19,299	21,292

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
0AE-61017	$10,197	$13,746	$15,165
0AE-R4646	0	0	18,383
0AE-R4662	13,172	17,755	19,589
0AE-R4666	4,899	6,604	7,286
0AE-R5720	5,443	7,338	8,095
0AE-R6231	6,260	8,438	9,310
0AE-R7418	2,827	3,811	4,204
0AE-R7648	8,848	11,928	13,159
0AR-80056	4,476	6,034	6,657
0BB-22646	2,352	3,171	3,498
0BL-R0724	1,535	2,069	2,283
0BX-81333	2,149	2,896	3,195
0BX-R1653	1,627	2,193	2,419
0BX-R4170	20,094	27,087	29,884
0CU-29563	3,846	5,184	5,720
0DS-R1521	3,662	4,937	5,446
0ET-28135	0	0	9,722
0ET-36440	0	27,930	30,814
0ET-80603	0	5,089	5,615
0ET-80714	0	0	31,642
0ET-R0725	0	20,905	23,063
0ET-R3993	5,329	7,184	7,925
0ET-R4033	0	11,347	12,519
0ET-R4199	0	5,697	6,286
0ET-R5008	0	5,473	6,038
0ET-R5313	0	11,706	12,915
0ET-R6021	0	0	24,634
0ET-R6466	12,481	16,825	18,562
0ET-R6485	5,701	7,685	8,478
0ET-R6641	0	6,738	7,434
0EW-17590	22,313	30,078	33,184
0EW-17864	0	0	31,953
0EW-36188	18,751	25,277	27,887
0GS-R7328	0	0	4,420
0GS-R7414	1,977	2,665	2,940
0GS-R7729	1,952	2,631	2,903
0GS-R7730	1,952	2,631	2,903
0GU-R4801	2,965	3,997	4,409
0GU-R4802	2,965	3,997	4,409
0HB-R0221	2,322	3,131	3,454
0HL-R6121	0	0	6,835
0KG-00590	0	0	23,637
0KG-81427	15,324	20,656	22,789
0KL-19899	16,114	21,722	23,965
0KL-R1089	37,599	50,684	55,918
0KL-R1471	1,589	2,142	2,364
0KZ-29257	0	5,164	5,697
0KZ-80278	2,149	2,896	3,195
0KZ-81109	0	0	24,209

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
0KZ-95910	$0	$0	$7,666
0KZ-R1609	0	0	9,608
0KZ-R5101	12,757	17,196	18,971
0KZ-R5490	5,155	6,949	7,666
0KZ-R5506	1,959	2,640	2,913
0KZ-R5507	4,051	5,461	6,025
0KZ-R5515	0	6,601	7,283
0KZ-R5517	6,931	9,343	10,308
0KZ-R5524	30,929	41,692	45,997
0KZ-R5533	1,392	1,876	2,070
0KZ-R5554	0	7,921	8,739
0KZ-R5578	1,999	2,695	2,973
0KZ-R5597	10,417	14,042	15,492
0KZ-R5598	5,208	7,021	7,746
0KZ-R5605	2,149	2,896	3,195
0KZ-R5744	3,030	4,084	4,506
0KZ-R5749	5,371	7,241	7,988
0KZ-R6442	2,336	3,149	3,475
0KZ-R6499	1,396	1,882	2,077
0KZ-R7135	1,598	2,154	2,376
0LK-96103	0	13,322	14,698
0LK-R1277	0	0	2,533
0LX-R4452	2,551	3,439	3,794
0LX-R4453	2,551	3,439	3,794
0ME-52225	2,102	2,834	3,127
0MX-R4467	2,678	3,610	3,983
0NF-17169	3,772	5,084	5,610
0NI-00725	26,718	36,016	39,735
0NK-31023	12,411	16,730	18,458
0NK-31452	0	2,920	3,221
0NK-81744	0	3,263	3,600
0NK-R8298	0	0	1,809
0NL-60667	0	0	7,988
0NL-96845	0	27,505	30,345
0NT-R6104	1,538	2,073	2,287
0PG-54409	0	0	25,583
0PG-55511	0	0	29,525
0PG-R3004	0	0	5,474
0RV-R5046	0	3,035	3,349
0RV-R6922	1,282	1,727	1,906
0RZ-14874	0	0	19,139
0RZ-28638	0	19,068	21,037
0RZ-28705	0	0	6,476
0RZ-R4733	530	715	788
0RZ-R5834	0	0	4,083
0RZ-R5971	0	0	10,942
0SF-66565	351	473	522
0SJ-95340	6,755	9,106	10,046
0SV-14938	11,538	15,553	17,159

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
0SW-80770	$1,276	$1,720	$1,897
0SW-R0437	6,327	8,529	9,410
0SZ-R0966	3,589	4,838	5,337
0SZ-R3481	0	0	6,788
0SZ-R3854	6,152	8,293	9,149
0UC-14915	0	0	57,067
0UC-67480	3,682	4,963	5,475
0UC-R2575	0	0	26,707
0UC-R4009	15,613	21,046	23,220
0UC-R4548	34,592	46,629	51,444
0UQ-22996	0	194,023	214,059
0UQ-23061	83,316	112,309	123,907
0UQ-23109	30,615	41,268	45,530
0UQ-23115	11,067	14,919	16,459
0UQ-23199	9,234	12,448	13,733
0UQ-23283	27,681	37,313	41,167
0UQ-24095	38,452	51,832	57,185
0UQ-25463	84,547	113,969	125,738
0UQ-26649	23,699	31,946	35,245
0UQ-R8463	30,080	40,547	44,734
0UQ-R8473	33,601	45,294	49,972
0VX-06147	3,618	4,877	5,381
0WA-R7033	1,341	1,808	1,995
0WA-R7034	1,570	2,116	2,335
0WD-05550	0	0	30,187
0WD-05571	11,298	15,229	16,802
0WD-05576	8,386	11,305	12,472
0WD-05578	0	0	4,939
0WD-05633	4,513	6,084	6,712
0WD-95330	15,064	20,306	22,403
0WD-95361	5,989	8,072	8,906
0WF-R1177	0	3,772	4,162
0WF-R1272	2,051	2,764	3,050
0WF-R1374	1,719	2,317	2,557
0WF-R1383	19,154	25,819	28,485
0WF-R1490	2,466	3,324	3,668
0WF-R2058	1,719	2,317	2,557
0WF-R4348	0	0	5,657
0WF-R4482	7,551	10,178	11,229
0WF-R4913	3,845	5,183	5,718
0WL-31155	7,905	10,656	11,757
0WL-33574	5,181	6,985	7,706
0WL-35494	2,472	3,332	3,677
0WL-R1440	0	3,302	3,643
0WL-R2635	2,863	3,860	4,258
0WL-R8602	0	0	9,092
0YG-R2844	1,122	1,513	1,669
0ZJ-R7648	9,145	12,328	13,601
0ZT-R2045	2,149	2,896	3,195

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
1008-6637	0	15,156	16,721
1214-7525	4,796	6,465	7,133
1231-9776	2,357	3,177	3,505
1248-9988	0	19,308	21,302
1488-6596	0	0	5,981
1594-4982	11,138	15,015	16,565
1616-8501	0	66,307	73,154
1691-0716	960	1,293	1,427
1744-6150	7,378	9,946	10,973
1774-5188	2,686	3,620	3,994
1824-2292	3,845	5,183	5,718
1851-2863	5,336	7,193	7,936
1888-5564	0	5,419	5,978
1899-4614	0	0	3,994
2027-7903	26,713	36,008	39,727
2039-0085	5,371	7,241	7,988
2047-0563	0	0	11,860
2053-2386	2,563	3,455	3,812
2072-3333	6,397	8,624	9,514
2280-8463	0	0	15,942
221590186	4,481	0	0
2226-5688	2,420	0	0
2336-1687	138,874	187,200	206,531
2513-0760	0	3,823	4,218
2519-9867	0	0	64,599
2853-3730	0	0	3,987
3148-1251	0	19,308	21,302
3290-1470	19,967	26,915	29,694
3229-6646	2,342	3,157	0
3448-1879	4,066	5,482	6,048
3507-2176	0	6,465	7,133
3600-1313	12,517	16,873	18,616
3669-5510	7,109	9,583	10,572
3689-2586	5,103	6,878	7,589
3691-8461	6,438	8,678	9,575
3717-1545	0	0	10,513
3735-6779	9,795	13,204	14,567
3770-7871	1,365	1,840	2,030
3854-6866	6,966	9,390	10,360
3927-0882	1,548	2,087	2,302
3992-5527	26,404	35,593	39,268
4068-5667	134,284	181,013	199,706
4107-9184	3,565	4,806	5,302
4152-5433	5,444	7,338	8,096
4312-9378	2,582	3,481	3,841
4396-4882	0	0	4,664
4487-6958	16,678	22,481	24,803
4488-9989	2,403	3,239	3,573
4489-2820	4,020	0	0
4495-5570	5,772	7,780	8,584
4498-7558	0	0	7,180

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
4630-7721	5,443	7,337	8,095
4691-7734	0	0	9,398
4704-3967	12,526	16,885	18,629
4719-1617	6,722	9,061	9,997
4728-1958	537	724	799
4753-0026	15,191	20,477	22,592
4786-1391	3,754	5,061	5,583
4797-2121	0	0	199,706
4812-4625	0	0	32,482
4874-5159	3,864	5,208	0
4901-3493	9,780	0	0
5111-9427	0	0	5,564
5120-8649	3,742	5,044	5,564
5206-8255	87,951	118,557	130,800
5283-0837	537	724	799
5285-4586	0	0	38,889
5286-1712	362	488	539
5304-3294	9,090	12,254	13,519
5362-5567	68,855	92,816	102,401
5495-6358	0	0	2,664
5609-2552	0	0	7,850
5628-2884	22,414	30,214	33,334
5990-5615	0	13,183	14,544
6060-3769	85,777	115,626	127,566
6194-3646	0	3,331	3,674
6236-1623	2,100	2,831	3,123
6368-5186	0	0	11,129
6497-0519	1,535	2,069	2,283
6555-7258	9,427	12,707	14,019
6562-3963	6,102	8,226	9,075
6568-6385	1,556	2,097	2,314
6702-5403	3,742	5,044	5,564
6978-1706	6,101	8,224	9,073
6990-3372	3,657	4,929	5,438
7011-9883	2,933	3,954	4,362
7024-4295	1,535	2,069	2,283
7060-3268	7,109	9,583	10,572
7063-2450	21,681	29,226	32,244
7089-0315	0	5,419	5,978
7187-7559	49,158	66,265	73,107
7238-3657	2,336	3,149	3,475
7337-9650	1,365	1,840	2,030
7429-7789	2,686	3,620	0
7500-1814	1,437	1,937	2,137
7509-8756	2,149	2,897	3,196
7598-8747	5,434	7,325	8,081
7759-3521	5,745	7,744	8,544
8061-2411	2,342	3,157	0
8063-7737	0	4,541	5,010
8067-7027	4,094	5,519	6,089
8178-4177	21,201	28,579	31,531

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
8263-3675A	$6,223	$8,389	$9,255
8382-1420	0	8,405	9,273
8577-4908	17,919	24,155	26,650
8625-8649	0	0	2,238
8651-3297	0	0	2,030
8689-0538	0	0	4,766
8702-7677	5,204	7,015	7,740
8870-7381	449	606	668
8908-7803	2,342	3,157	0
8913-7264B	0	37,505	41,377
ABD-80157	5,088	6,859	7,567
ABL-R6207	1,132	1,526	1,684
ABL-R6253	1,351	1,821	2,009
ABL-R6324	935	1,260	1,390
ABN-80777	772	1,041	1,148
ABR-81799	3,233	4,359	4,809
ABR-R2296	2,686	3,621	3,995
ABV-01615	6,089	8,208	9,056
ABV-03579	4,806	6,478	7,147
ABV-80786	5,578	7,519	8,296
ABV-R1938	4,444	5,990	6,609
ABV-R2723	30,857	41,595	45,890
ADC-R6454	11,681	15,746	17,372
ADC-R6612	0	0	6,056
AEB-80355	1,718	2,316	2,555
AEB-80356	0	2,316	2,555
AEB-80674	0	3,876	4,277
AEH-R6420	7,276	9,808	10,820
AEH-R6484	3,005	4,051	4,470
AEH-R6538	0	6,614	7,297
AEH-R6540	0	3,353	3,700
AEH-R6667	2,152	2,901	3,201
AEH-R6750	0	0	2,421
AEH-R8164	0	0	2,590
AEH-R8184	0	0	136,194
AEH-R8380	0	0	10,450
AEH-R8405	0	0	5,295
AEH-R8432	0	0	11,779
AEH-R8470	1,617	2,180	2,405
AEH-R8901	1,210	1,631	1,800
AEW-23920	0	0	20,593
AEW-R8836	1,350	1,819	2,007
AFH-81470	0	0	15,575
AGC-R6126	0	0	8,230
AHW-96100	0	0	94,904
AHW-R1986	0	6,041	6,665
AHW-R2113	0	0	1,838
AHW-R2155	0	0	19,950
AHW-R2157	0	0	3,654

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
AHW-R2186	$0	$0	$50,698
AHW-R2223	4,814	6,489	7,159
AHW-R2265	0	0	5,956
AHW-R6204	0	0	3,063
AHW-R6205	0	0	3,063
AJX-11087	7,977	10,753	11,863
AQL-R5962	3,558	4,796	5,291
AWL-81967	2,149	2,896	3,195
AWL-R2701	0	7,459	8,230
AWL-R3744	0	7,775	8,578
AWS-R1742	0	6,353	7,009
AWS-R1793	0	0	5,328
AXZ-37917	7,957	10,726	11,833
AYH-R2306	7,208	9,717	10,720
BBD-00028	2,836	3,823	4,218
BBD-00092	4,391	6,474	7,142
BBD-00125	0	11,017	12,155
BBD-00422	1,452	1,957	2,159
BBD-01060	3,937	5,307	5,855
BBD-01176	2,092	2,821	3,112
BBD-02356	0	4,618	5,095
BBD-80053	2,515	3,391	3,741
BBD-80081	12,582	16,960	18,712
BBD-80091	6,081	8,197	9,043
BBD-80207	3,856	5,198	5,734
BBD-80269	8,491	11,446	12,628
BBD-80286	8,326	11,223	12,382
BBD-80349	5,839	7,871	8,684
BBD-80411	5,354	7,218	7,963
BBD-80420	2,685	3,619	3,993
BBD-80703	1,845	2,487	2,744
BBD-81259	9,573	12,905	14,237
BBD-81320	2,858	3,853	4,251
BBD-81321	3,459	4,663	5,144
BBD-81373	2,306	3,109	3,430
BBD-81458	4,794	6,462	7,130
BBD-81589	6,981	9,411	10,382
BBD-81606	12,779	17,227	19,006
BBD-81618	0	2,386	2,633
BBD-81750	4,224	5,694	6,281
BBD-81765	15,341	20,679	22,815
BEK-00213	12,119	16,337	18,024
BEK-80096	7,155	9,645	10,641
BEK-80148	0	1,298	1,432
BEW-85640	1,448	1,952	2,154
BEW-R1997	15,584	21,007	23,177
BHF-80405	2,703	3,644	4,020
BKR-01125	20,096	27,090	29,887
BKR-0197	2,585	3,484	3,844

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
BKR-0216	$20,509	$27,647	$30,501
BKR-02555	0	0	4,291
BKR-0538	10,061	13,563	14,963
BKR-07518	40,454	54,532	60,163
BKR-0900	5,756	7,759	8,560
BKR-09744	3,223	4,344	4,793
BKR-09925	949	1,279	1,411
BKR-1025	12,887	17,372	19,166
BKR-10849	2,149	2,896	3,195
BKR-11012	1,556	2,097	2,314
BKR-11032	4,297	5,792	6,391
BKR-11261	0	10,328	11,395
BKR-11272	0	8,254	9,106
BKR-11937	2,149	2,896	3,195
BKR-11968	2,231	3,008	3,318
BKR-12026	1,591	2,145	2,367
BKR-12039	0	0	5,660
BKR-12182	8,319	11,213	12,371
BKR-12662	1,254	1,690	1,865
BKR-12664	2,399	3,233	3,567
BKR-12798	12,014	16,195	17,867
BKR-12836	5,406	7,288	8,040
BKR-12863	22,986	30,984	34,184
BKR-12865	9,627	12,977	14,317
BKR-13037	0	0	1,326
BKR-13084	1,569	2,115	2,333
BKR-13092	2,149	2,896	3,195
BKR-13100	5,103	6,878	7,589
BKR-13108	2,551	3,439	3,794
BKR-13109	9,155	12,340	13,615
BKR-13228	2,149	2,896	3,195
BKR-13229	2,666	3,593	3,964
BKR-13240	2,466	3,324	3,667
BKR-13244	3,452	4,653	5,133
BKR-13316	18,853	25,414	28,039
BKR-13397	2,229	3,004	3,315
BKR-13400	2,154	2,904	3,204
BKR-1349	0	0	4,233
BKR-13498	8,410	11,336	12,507
BKR-13503	0	0	51,617
BKR-13516	901	1,214	1,339
BKR-13521	901	1,214	1,339
BKR-13534	2,288	3,084	3,403
BKR-13565	0	0	10,573
BKR-13577	2,686	3,620	3,994
BKR-13625	0	0	42,810
BKR-13724	3,265	4,401	4,855
BKR-17214	1,535	2,069	2,283
BKR-1917	7,778	10,485	11,568

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
BKR-20541	$2,192	$2,955	$3,260
BKR-26185	3,738	5,039	5,560
BKR-2665	9,466	12,760	14,078
BKR-2734	1,095	1,477	1,629
BKR-28489	5,689	7,668	8,460
BKR-3428	0	0	2,505
BKR-4028	1,166	1,572	0
BKR-4158	2,813	3,792	4,184
BKR-4175	8,777	11,831	0
BKR-42110	2,000	2,696	2,975
BKR-4388	5,292	7,134	0
BKR-4651	7,461	10,057	11,095
BKR-4775	1,532	2,066	2,279
BKR-49059	7,208	9,717	10,720
BKR-5271	8,925	12,031	13,272
BKR-57756	0	0	22,827
BKR-6039M	0	16,761	18,492
BKR-66914	7,674	10,345	11,413
BKR-6730	0	0	2,564
BKR-6743	6,538	8,813	9,724
BKR-68040	2,870	3,869	4,269
BKR-68650	5,371	7,241	7,988
BKR-68946	2,830	3,815	4,209
BKR-69858	0	0	7,988
BKR-70300	21,485	28,962	31,953
BKR-70521	16,114	21,722	23,965
BKR-71735	9,627	12,977	14,317
BKR-71814	5,371	7,241	7,988
BKR-71845	3,050	4,112	4,536
BKR-72174	0	0	3,127
BKR-72228	3,438	4,635	5,113
BKR-72456	10,252	13,820	15,247
BKR-72496	5,372	7,241	7,989
BKR-72555	9,103	12,271	13,538
BKR-72661	7,009	9,448	10,424
BKR-72669	7,660	10,325	11,391
BKR-72913	16,114	21,722	23,965
BKR-72948	10,743	14,481	15,976
BKR-73074	5,661	7,631	8,419
BKR-73168	19,202	25,884	28,557
BKR-73170	8,772	11,825	13,046
BKR-73234	0	0	39,941
BKR-73241	5,129	6,914	7,627
BKR-73244	11,157	15,039	16,592
BKR-73246	2,471	3,331	3,674
BKR-73257	10,743	14,481	15,976
BKR-73304	2,229	3,004	3,315
BKR-73350	6,123	8,254	9,106
BKR-7350	14,104	19,012	0

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
BKR-7353	$1,308	$1,763	$0
BKR-73908	34,537	46,556	51,363
BKR-73919	12,526	16,885	18,629
BKR-73921	5,629	7,588	8,372
BKR-73923	10,743	14,481	15,976
BKR-73939	6,542	8,818	9,729
BKR-74043	3,050	4,112	4,536
BKR-74047	9,071	12,228	13,490
BKR-7482	43,613	58,790	0
BKR-7626	4,674	6,300	0
BKR-7826	13,567	18,288	0
BKR-7959	2,149	2,896	3,195
BKR-80421	3,888	5,241	5,782
BKR-8237	6,114	8,241	0
BKR-84044	7,662	10,328	11,395
BKR-85010	9,151	12,336	13,609
BKR-8503	12,016	16,197	0
BKR-8847	10,386	14,000	15,446
BKR-8893	1,139	1,535	1,694
BKR-9722	7,664	10,331	11,398
BKR-98869	2,383	3,212	3,543
BKR-P0008	6,443	8,684	9,581
BKR-P0023	6,919	9,327	10,290
BKR-P0024	1,990	2,683	2,960
BKR-P0030	1,532	2,065	2,278
BKR-P0050	24,451	32,960	36,363
BKR-P0058	72,512	97,745	107,839
BKR-P0087	901	1,214	1,339
BKR-P0089	1,591	2,145	2,367
BKR-P0191	40,930	55,174	60,871
BKR-P0342	3,043	4,102	4,525
BKR-P0839	1,351	1,821	2,009
BKR-P1059	3,973	5,356	5,909
BKR-P1346	901	1,214	1,339
BKR-P1348	8,705	11,734	12,946
BKR-P1524	1,873	2,525	2,786
BKR-P1917	0	9,582	10,571
BKR-P2281	6,778	10,485	11,568
BKR-P2877	3,294	4,440	4,899
BKR-P3477	3,294	4,440	4,899
BKR-P3764	2,652	3,575	3,944
BKR-P4130	761	1,025	1,131
BKR-P4900	1,492	2,011	2,218
BKR-P5706	3,201	4,315	4,760
BKR-P6084	2,302	3,104	3,424
BKR-P6649	1,461	1,970	2,173
BKR-P6727	9,782	13,187	14,548
BKR-P7154	0	11,585	12,781
BKR-P7265	0	0	10,590

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
BKR-P7350	$0	$0	$20,975
BKR-P7365	5,850	7,886	8,700
BKR-P7483	1,341	1,808	1,995
BKR-P8123	1,591	2,145	2,367
BKR-P8124	3,978	5,363	5,917
BKR-P8518	761	1,025	1,131
BKR-P9268	2,879	3,880	4,281
BKR-P9387	789	1,063	1,173
BLN-01268	0	0	6,951
BLN-01307	7,247	9,769	10,778
BLN-02885	10,012	13,497	14,890
BML-01518	2,336	3,149	3,474
BTG-80921	6,009	8,100	8,937
BTJ-R2569	7,923	10,680	11,783
BTJ-R3259	2,876	3,877	4,277
BTJ-R3621	6,010	8,101	8,938
BTR-00863	0	0	55,864
BYW-80007	0	0	3,407
BYW-80008	0	0	1,703
BYW-80070	0	0	5,256
BYW-80103	0	0	18,313
BYW-80190	0	0	5,413
BYW-80408	0	0	2,895
BYW-80538	0	0	12,354
BYW-80658	0	0	5,703
BYW-80664	0	0	4,298
ECK-80089	4,731	6,377	7,036
ECK-80106	0	7,999	8,825
ECK-80140	1,993	2,686	2,964
ECK-80457	2,169	2,924	3,226
ECR-14411	5,835	7,865	8,677
ECR-96438	3,904	5,262	5,806
ECR-R5725	9,509	12,818	14,142
EES-R1115	78,096	105,273	116,144
ELS-R4206	16,114	21,722	23,965
EPM-81697	0	0	11,819
ESF-R0501	7,664	10,331	11,398
ESF-R3249	0	16,596	18,310
HCG-07447	0	0	5,696
HCG-13510	0	0	15,976
HCX-R1826	0	0	8,932
HCX-R2595	0	0	5,513
HFE-80019	2,038	2,747	3,031
HNY-95093	7,947	10,712	11,819
HQY-R5760	30,003	40,443	44,620
JBH-05308	4,475	6,032	6,655
JHK-08745	7,078	9,541	10,526
JHK-09191	2,992	4,034	4,450
JHK-09336	0	3,957	4,365

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
JHK-09784	$9,212	$16,507	$26,800
JHK-R3165	0	0	3,195
JHK-R3171	2,237	3,016	3,327
JHK-R3177	0	0	9,321
JHK-R3178	0	8,448	9,321
JHK-R3179	0	5,974	6,591
JHK-R3183	0	9,310	10,271
JHK-R3186	3,640	4,907	5,413
JHK-R3194	0	0	42,510
JHK-R3202	5,372	7,242	7,989
JHK-R3207	11,001	14,829	16,361
JHK-R3215	3,223	4,344	4,793
JHK-R3216	2,149	2,896	3,195
JHK-R3237	1,926	2,596	2,864
JHK-R3248	4,297	5,792	6,391
JHK-R3253	0	7,408	8,173
JHK-R3257	8,915	6,800	7,502
JHK-R3263	0	1,526	1,684
JHK-R3268	0	3,078	3,396
JHK-R3269	0	5,217	5,756
JHK-R3282	2,149	2,896	3,195
JHK-R3344	3,223	4,344	4,793
JMM-10285	0	0	23,637
JMM-81765	0	0	3,384
JPB-80026	2,847	3,838	4,234
TBM-26513	7,315	9,861	10,879
TBM-26563	12,683	17,097	18,862
TBM-29232	2,505	3,377	3,726
TBM-R0256	30,312	40,861	45,080
TBM-R0369	18,780	25,316	27,930
TBM-R0408	4,430	5,972	6,589
TBM-R0509	13,482	18,174	20,051
TBM-R0661	6,160	8,304	9,162
TBM-R0832	16,338	22,023	24,297
TBN-R0231	0	0	6,689
TBW-80513	5,423	7,310	8,065
TBW-R3429	2,154	2,904	3,204
TEB-R3621	11,512	15,519	17,121
TEB-R4612	8,270	11,148	12,299
TEB-R4613	15,359	20,704	22,842
TEF-R4885	0	0	20,177
TEF-R4911	0	0	64,861
TEF-R4924	0	0	13,053
TEF-R4925	0	0	1,734
TEF-R4939	0	0	17,870
TEF-R4961	0	0	1,945
TEF-R5143	0	0	5,746
TEJ-03915	0	3,513	3,876
TES-R1303	7,500	10,110	11,154

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
TES-R1450	$0	$3,049	$3,363
TES-R1794	4,524	6,099	6,728
TEZ-08695	7,660	10,325	11,391
TEZ-80199	0	0	9,745
TEZ-96151	0	0	38,186
TEZ-R0727	1,532	2,066	2,279
TEZ-R0953	0	0	13,750
TEZ-R2267	0	0	7,372
TEZ-R2940	2,307	3,110	3,431
TFA-19542	0	0	7,884
TFA-R5014	7,649	10,310	11,375
TGP-R2202	9,573	12,904	14,237
TGP-R2203	7,658	10,323	11,389
TGP-R3181	0	28,257	31,175
TGP-R3342	4,547	6,129	6,762
TGP-R3408	3,677	4,956	5,468
TGY-R0400	2,094	2,823	3,115
TGY-R0761	9,478	12,776	14,095
TGY-R0838	0	0	39,811
TGY-R0851	1,601	2,158	2,380
TGY-R0857	0	0	28,070
TGY-R0883	10,372	13,981	15,425
TGY-R0937	0	4,060	4,479
TGY-R0979	0	14,638	16,150
TGY-R1021	1,032	1,391	1,534
TGY-R1022	2,277	3,070	3,387
TGY-R1084	3,019	4,069	4,489
TGY-R1150	0	7,097	7,830
TGY-R1251	0	0	7,871
TGY-R1379	1,520	2,049	2,261
TGY-R1871	5,585	7,528	8,306
TGY-R1886	0	0	5,220
TGY-R2063	0	21,747	23,993
TGY-R2137	0	8,143	8,984
TGY-R2217	2,872	3,872	4,272
TGY-R2221	1,620	2,183	2,409
TGY-R2387	0	7,362	8,122
TGY-R2714	0	4,388	4,841
TGY-R2904	5,194	7,002	7,725
THC-13923	16,114	21,722	23,965
THC-R0181	2,149	2,896	3,195
THL-81968	2,000	2,696	2,975
THL-R0170	12,292	16,569	18,280
THL-R0852	3,845	5,183	5,718
THM-02893	2,282	3,076	3,394
THT-R1394	2,828	3,812	4,206
THU-07377	4,503	6,070	6,697
TJC-R1267	2,972	4,006	4,420

KMP FUTURES FUND I LLC
SUPPLEMENTARY SCHEDULE OF MEMBERS’ CAPITAL ACCOUNTS (CONTINUED)
December 31, 2016, 2015 and 2014

Member Identification Number	Capital Balance December 31, 2016	Capital Balance December 31, 2015	Capital Balance December 31, 2014
TJM-R3064	$1,380	$1,860	$2,052
TJM-R5199	5,103	6,878	7,589
TJU-80949	2,800	3,774	4,164
TJU-R3826	1,100	1,482	1,635
TJU-R7643	12,890	17,372	19,166
TKC-81926	64,418	86,831	95,797
TKC-96552	0	0	6,987
	4,717,490	7,336,256	10,192,361

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2017.

KMP Futures Fund I LLC

By:	Kenmar Preferred Investments, LLC
Managing Member

	By:	/s/ Atinder Jaggi	Date: March 31, 2017
Atinder Jaggi
Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2017.

KMP Futures Fund I LLC

By:	Kenmar Preferred Investments, LLC
Managing Member

	By:	/s/ Jim Parrish	Date: March 31, 2017
Jim Parrish
President
(Principal Executive Officer)

	By:	/s/ Atinder Jaggi	Date: March 31, 2017
Atinder Jaggi
Director of Fund Administration
(Principal Financial/Accounting Officer)